Form 10-Q
period 2021-03-31
Honest Company, Inc.
filed 2021-06-17
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission File Number: 001-40378

The Honest Company, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware		90-0750205
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)
12130 Millennium Drive, #500
Los Angeles, CA		90094
(Address of Principal Executive Offices)		(Zip Code)
(888) 862-8818
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities Registered Pursuant to Section 12(b) of the Act:

Trading Symbol(s)
Title of each class		Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HNST	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 9, 2021, the registrant had 90,281,704 shares of common stock, $0.0001 par value per outstanding.

The Honest Company, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning the following:

• our expectations regarding our revenue, cost of revenue, operating expenses, gross margin, adjusted EBITDA and other operating results;
• our ability to effectively manage our growth;
• our ability to acquire new consumers and successfully retain existing consumers;
• anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
• our ability to achieve or sustain our profitability;
• future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
• the costs and success of our marketing efforts, and our ability to grow brand awareness and maintain, protect and enhance our brand;
• our ability to effectively manage our inventory;
• our ability to gauge consumer trends and changing consumer preferences;
• our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
• our ability to obtain, maintain, protect and enforce our intellectual property rights and any costs associated therewith;
• the effect of COVID-19 or other public health crises on our business and the global economy;
• our ability to compete effectively with existing competitors and new market entrants;
• our ability to successfully enter new markets and expand internationally;
• our ability to identify and complete acquisitions that complement and expand our reach and platform;
• seasonality;
• the financial condition of, and our relationships with, our suppliers, manufacturers, distributors and retailers;
• the ability of our suppliers and manufacturers to comply with safety, environmental or other laws or regulations;
• our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States, including FDA governmental regulation and state regulation; and other jurisdictions where we elect to do business;
• economic conditions and their impact on consumer spending;
• outcome of legal or administrative proceedings; and
• the growth rates of the markets in which we compete.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$39,013	$29,259
Restricted cash	1,417	1,752
Short-term investments	12,428	34,425
Accounts receivable, net	27,712	22,795
Inventories, net	75,738	76,669
Prepaid expenses and other current assets	7,492	8,657
Total current assets	163,800	173,557
Restricted cash, net of current portion	5,210	6,189
Property and equipment, net	55,711	56,703
Goodwill	2,230	2,230
Intangible assets, net	493	511
Other assets	7,133	1,542
Total assets	$234,577	$240,732
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$29,015	$31,132
Accrued expenses	21,009	22,222
Deferred revenue	805	716
Total current liabilities	50,829	54,070
Long term liabilities
Lease financing obligation, net of current portion	38,206	38,426
Other long-term liabilities	8,658	8,657
Total liabilities	97,693	101,153
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value, 49,192,248 shares authorized at March 31, 2021 and December 31, 2020; 49,100,928 shares issued and outstanding as of March 31, 2021 and December 31, 2020; (liquidation preference of $396,726 as of March 31, 2021 and December 31, 2020)	376,404	376,404
Stockholders’ deficit
Common stock, $0.0001 par value, 110,000,000 shares authorized at March 31, 2021 and December 31, 2020; 34,127,374 and 34,089,186 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	117,926	116,055
Accumulated deficit	(357,461)	(352,977)
Accumulated other comprehensive income	12	94
Total stockholders’ deficit	(239,520)	(236,825)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$234,577	$240,732

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2021	2020

Revenue	$81,032	$72,372
Cost of revenue	52,651	46,567
Gross profit	28,381	25,805
Operating expenses
Selling, general and administrative	16,697	14,706
Marketing	14,173	9,193
Research and development	1,646	1,166
Total operating expenses	32,516	25,065
Operating income (loss)	(4,135)	740
Interest and other income (expense), net	(327)	(159)
Income (loss) before provision for income taxes	(4,462)	581
Income tax provision	22	22
Net income (loss)	$(4,484)	$559
Net income (loss) per share attributable to common stockholders:
Basic	$(0.13)	$0.01
Diluted	$(0.13)	$0.01
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	34,102,123	34,061,001
Diluted	34,102,123	34,706,987

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	(82)	(7)
Comprehensive income (loss)	$(4,566)	$552

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount

Balances at December 31, 2019	49,100,928	$376,404	34,033,074	$3	$108,109	$(338,511)	$122	$(230,277)
Net income	—	—	—	—	—	559	—	559
Other comprehensive loss	—	—	—	—	—	—	(7)	(7)
Stock options exercised	—	—	29,420	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,923	—	—	1,923
Balances at March 31, 2020	49,100,928	$376,404	34,062,494	$3	$110,045	$(337,952)	$115	$(227,789)

	Redeemable Convertible Preferred Stock		Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	49,100,928	$376,404	34,089,186	$3	$116,055	$(352,977)	$94	$(236,825)
Net loss	—	—	—	—	—	(4,484)	—	(4,484)
Other comprehensive loss	—	—	—	—	—	—	(82)	(82)
Stock options exercised	—	—	38,188	—	33	—	—	33
Stock-based compensation	—	—	—	—	1,838	—	—	1,838
Balances at March 31, 2021	49,100,928	$376,404	34,127,374	$3	$117,926	$(357,461)	$12	$(239,520)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(4,484)	$559
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,090	1,229
Stock-based compensation	1,838	1,923
Other	57	15
Changes in assets and liabilities
Accounts receivable, net	(4,917)	(9,617)
Inventories	931	5,455
Prepaid expenses and other assets	(967)	(1,534)
Accounts payable, accrued expenses and other long-term liabilities	(5,600)	447
Deferred revenue	88	(141)
Net cash used in operating activities	(11,964)	(1,664)
Cash flows from investing activities
Purchases of short-term investments	(301)	(4,459)
Proceeds from sales of short-term investments	13,638	5,580
Proceeds from maturities of short-term investments	8,523	17,644
Purchases of property and equipment	(74)	(25)
Net cash provided by investing activities	21,786	18,740
Cash flows from financing activities
Proceeds from exercise of stock options	33	13
Payment of deferred IPO costs	(1,133)	—
Payments on lease obligations	(282)	(246)
Net cash used in financing activities	(1,382)	(233)
Net increase in cash, cash equivalents and restricted cash	8,440	16,843
Cash, cash equivalents and restricted cash
Beginning of the period	37,200	13,543
End of the period	$45,640	$30,386

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$39,013	$30,386
Restricted cash, current	1,417	—
Restricted cash, non-current	5,210	—
Total cash, cash equivalents and restricted cash	$45,640	$30,386

Supplemental disclosures of noncash activities
Equipment acquired under capital lease obligations	$40	$—
Deferred IPO costs included in accounts payable and accrued expenses	2,323	—
Capital expenditures included in accounts payable and accrued expenses	13	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2021
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(Unaudited)
1.     Nature of Business

The Honest Company, Inc. (the “Company”) was incorporated in the State of California on July 19, 2011 and on May 23, 2012 was re-incorporated in the State of Delaware under the same name. The Company is a mission-driven lifestyle brand that formulates, designs and sells clean products with a focus on sustainability and thoughtful design. The Company sells its products through digital and retail sales channels in the following product categories: diapers and wipes, skin and personal care, and household and wellness.
Initial Public Offering

The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on May 4, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market on May 5, 2021. On May 7, 2021, the Company completed its IPO of 25,807,000 shares of the Company common stock, $0.0001 par value per share at an offering price of $16.00 per share. The Company sold 6,451,613 shares and certain existing stockholders sold an aggregate of 19,355,387 shares. The Company received aggregate net proceeds of approximately $91.1 million after deducting underwriting discounts and commissions of $6.7 million and other offering expenses of $5.4 million, $2.3 million of which was unpaid at March 31, 2021. The Company granted the underwriters an option for a period of 30 days to purchase up to an additional 3,871,050 shares of common stock from the selling stockholders at $16.00 per share less the underwriting discounts and commissions. In May 2021, the underwriters' fully exercised the option to purchase these additional shares from the selling stockholders. The Company did not receive any proceeds from the sale of shares of its common stock by the selling stockholders.

Immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 49,100,928 shares of the Company’s redeemable convertible preferred stock then outstanding with a carrying value of $376.4 million were automatically converted into 49,649,023 shares of the Company’s common stock. Upon completion of the IPO, the Company recognized a gain of $29.0 million from the conversion of redeemable convertible preferred stock to common stock. Following the completion of the IPO, the Company has one class of authorized and outstanding common stock.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020. The condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP.
The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The condensed consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented.
There have been no changes in the accounting policies from those disclosed in the audited consolidated financial statements and related notes for the year ended December 31, 2020.

Stock Split

In April 2021, the Company effected a 1-for-2 forward stock split of its common and redeemable convertible preferred stock. In connection with the forward stock split, each issued and outstanding share of common stock, automatically and without action on the part of the holders, became two shares of common stock and each issued and outstanding share of redeemable convertible preferred stock, automatically and without action on the part of the holders, became two shares of redeemable convertible preferred stock. The par value per share of common and redeemable convertible preferred stock was not adjusted. All share, per share and related information presented in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the impact of the stock split.

Segment Reporting and Geographic Information

The Company’s Chief Executive Officer, as the chief operating decision maker, organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. All of the Company’s long-lived assets are located in the United States and substantially all of the Company’s revenue is from customers located in the United States.
Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates, which are subject to varying degrees of judgment, include the valuation of inventories, sales returns and allowances, allowances for doubtful accounts, valuation of short-term investments, valuation of build-to-suit lease, capitalized software, useful lives associated with long-lived assets, valuation allowances with respect to deferred tax assets, accruals and contingencies, recoverability of goodwill and long-lived assets, and the valuation and assumptions underlying stock-based compensation, common stock and redeemable convertible preferred stock. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) a pandemic. The full extent to which the outbreak of the COVID-19 pandemic will impact the Company’s business, results of operations and financial condition is still unknown and will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
In light of the currently unknown ultimate duration and severity of COVID-19, the Company faces a greater degree of uncertainty than normal in making certain judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of the respective balance sheet dates and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.
Cash, Cash Equivalents, and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds. Restricted cash consists of deposits in a bank account used to collateralize the letters of credit for certain lease arrangements.

Accounts Receivable

Accounts receivable is presented net of allowances. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides allowances as necessary for doubtful accounts. The allowance for doubtful accounts was $1.4 million as of March 31, 2021 and December 31, 2020.
Deferred IPO Costs
Deferred offering costs consist of costs incurred in connection with the sale of the Company’s common stock in its IPO, including certain legal, accounting, and other IPO-related costs. At the completion of the IPO, the deferred offering costs were recorded in stockholders’ deficit as a reduction from the proceeds of the offering. As of March 31, 2021 and December 31, 2020, $3.5 million and $0.5 million, respectively, of deferred offering costs had been recorded in other assets on the Company’s condensed consolidated balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following hierarchy in measuring the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available:
Level 1    - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active for identical or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Valuations are based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair value is based on quoted market prices, if available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independently sourced market parameters as inputs. Cash equivalents, consisting primarily of money market funds, represent highly liquid investments with maturities of three months or less at purchase. Market prices, which are Level 1 in the fair value hierarchy, are used to determine the fair value of the money market funds. Investments in debt securities are measured using broker provided indicative prices developed using observable market data, which are considered Level 2 in the fair value hierarchy. Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. The fair value is measured using Level 3 inputs in the fair value hierarchy.
Recent Accounting Pronouncements

As an “emerging growth company”, the Jumpstart Our Business Startups Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No 2016-02, Leases (Topic 842), as subsequently amended, collectively codified under Topic 842. Topic 842 requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 was effective for public business entities for fiscal years beginning after December 15, 2018. In June 2020, FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) – Effective Dates for Certain Entities, which extended the effective date of this guidance for certain non-public entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the adoption of this guidance and the potential effects on its consolidated financial statements. The Company anticipates the adoption of this guidance may result in a material impact to the Company’s consolidated financial statements as it relates to its build-to-suit lease and recording other operating leases on the consolidated balance sheets.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. This guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. In November 2019, FASB issued ASU No. 2019-10 which delayed the effective dates of the guidance. This guidance is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) for fiscal years beginning after December 15, 2019 and all other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the adoption of this guidance and the potential effects on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this guidance eliminate Step 2 from the goodwill impairment test, whereby an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under this amendment, an entity should perform its goodwill impairment test by comparing the value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective dates of this guidance. This guidance is effective for public business entities excluding entities eligible to be SRCs for annual and any interim impairment test performed for periods beginning after December 15, 2019. For all other entities the guidance is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the adoption of this guidance and the potential effects on the consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 as well as by improving consistent application of the topic by clarifying and amending existing guidance. For public business entities, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the timing of adoption and impact on the Company’s consolidated financial statements.

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:

	For the three months ended March 31,
	2021	2020
(In thousands)
Digital	$42,461	$41,496
Retail	38,571	30,876
Total revenue	$81,032	$72,372
Revenue by product category:

	For the three months ended March 31,
	2021	2020
(In thousands)
Diapers and wipes	$49,574	$50,483
Skin and personal care	26,245	18,482
Household and wellness	5,213	3,407
Total revenue	$81,032	$72,372

Non-Monetary Transaction

In March 2021, the Company entered into $4.0 million in trade agreements with a vendor for the exchange of legacy beauty inventory for future marketing and transportation credits. The fair value of the marketing and transportation credits will be recognized as revenue, with the corresponding asset included in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years, with an option to extend for another two years if agreed upon by both parties. For the three months ended March 31, 2021, the Company recognized $3.4 million of revenue and $1.8 million of associated cost of revenue based on timing of delivery of goods. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management's plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they are determinable. During the three months ended March 31, 2021, the Company recorded no impairment losses related to these credits and no credits had yet been used.

4.     Investments

As of March 31, 2021 and December 31, 2020, all investments in debt securities are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of March 31, 2021 and December 31, 2020, the Company held $11.1 million and $27.5 million, respectively, of investments with contractual maturities of less than one year. As of March 31, 2021 and December 31, 2020, the Company held $1.3 million and $6.9 million, respectively, of investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss). The following table summarizes the Company’s available-for-sale investments:

	As of March 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$9,388	$4	$(2)	$9,390
Commercial paper	289	—	—	289
Certificates of deposit	1,330	1	—	1,331
U.S. government and agency securities	1,410	8	—	1,418
Total investments	$12,417	$13	$(2)	$12,428

	As of December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$22,894	$58	$(3)	$22,949
Commercial paper	538	—	—	538
Certificates of deposit	4,447	1	—	4,448
U.S. government and agency securities	6,452	38	—	6,490
Total investments	$34,331	$97	$(3)	$34,425

Realized gains and losses on investments in debt securities were not material for the three months ended March 31, 2021 and 2020.

5.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$21,811	$—	$—	$21,811
Total cash equivalents	21,811	—	—	21,811
Short-term investments
Corporate bonds	—	9,390	—	9,390
Commercial paper	—	289	—	289
Certificates of deposit	—	1,331	—	1,331
U.S. government and agency securities	—	1,418	—	1,418
Total short-term investments	—	12,428	—	12,428
Total	$21,811	$12,428	$—	$34,239

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$12,696	$—	$—	$12,696
Total cash equivalents	12,696	—	—	12,696
Short-term investments
Corporate bonds	—	22,949	—	22,949
Commercial paper	—	538	—	538
Certificates of deposit	—	4,448	—	4,448
U.S. government and agency securities	—	6,490	—	6,490
Total short-term investments	—	34,425	—	34,425
Total	$12,696	$34,425	$—	$47,121

The carrying amounts for the Company’s accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

6.     Credit Facilities

On June 4, 2020, the Company terminated its Asset Backed Loan facility (“ABL Revolver”). The Company had no outstanding borrowings under the ABL Revolver immediately prior to termination. Upon termination of the ABL Revolver, the Company was required to post collateral of $7.9 million in a restricted cash account to collateralize the letters of credit related to certain facility leases.
As of March 31, 2021, the letters of credit issued related to facility leases of $6.4 million were collateralized by the Company’s restricted cash of $6.6 million. As of December 31, 2020, the letters of credit issued related to facility leases of $7.7 million were collateralized by the Company’s restricted cash of $7.9 million.
Refer to Note 13 included in these condensed consolidated financial statements for a subsequent event related to the Company entering into a new credit facility.

7.     Accrued Expenses

Accrued expenses consisted of the following as of:

	March 31, 2021	December 31, 2020
(In thousands)
Payroll and payroll related expenses	$2,266	$6,115
Accrued inventory purchases	5,232	4,588
Accrued returns	2,304	2,585
Other accrued expenses	11,207	8,934
Total accrued expenses	$21,009	$22,222

8.Commitments and Contingencies

Litigation

From time to time, the Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount or range of the loss can be reasonably estimated, the Company records a liability for the loss and discloses the possible loss in the consolidated financial statements. Legal costs are expensed as incurred.

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021 the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter is $0.6 million plus interest, for which the Company has recorded an accrual of $0.6 million in accrued expenses on the consolidated balance sheets as of March 31, 2021 and December 31, 2020. The Company has not yet determined if it plans to appeal the decision.

On September 23, 2020, the Center for Advanced Public Awareness served a 60-Day Notice of Violation on the Company, alleging that the Company violated California’s Health and Safety Code (“Prop 65”) because of the amount of lead in the Company’s Diaper Rash Cream and seeking statutory penalties and product warnings available under Prop 65. The Company intends to vigorously defend itself in this matter. The matter’s outcome and materiality are uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in this matter.

On January 28, 2021, Rosaura Navar filed a putative class action compliant (Rosaura Navar, et al. v. The Honest Company, Inc.—Los Angeles County Superior Court, Case No. 21STCV03381) alleging that the Company violated California’s Unfair Competition Law by failing to comply with California’s Automatic Renewal Law. The complaint demands restitution, injunctive and declaratory relief. This matter was settled in April 2021 for an immaterial amount. The loss on settlement was recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2021,

As of March 31, 2021 and December 31, 2020, the Company is not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of March 31, 2021 and December 31, 2020, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

9.Stock-Based Compensation

Stock Options

Stock-based compensation expense is as follows:

	For the three months ended March 31,
	2021	2020
(In thousands)
Selling, general and administrative	$1,748	$1,845
Research and development	90	78
Total stock-based compensation expense	$1,838	$1,923

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model and the Monte Carlo simulation model to estimate the fair value of stock options granted to employees and non-employees:

	For the three months ended March 31, 2020

Expected life of options (in years)	6.02	—	6.08
Expected stock price volatility	0.50%
Risk free interest rate	0.74%	—	0.97%
Expected dividend yield	—%
Weighted average grant-date fair value per share of stock options granted	$1.85
There were no stock options granted during the three months ended March 31, 2021.
The following table summarizes the stock option activity for three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2020	18,038,042	$5.23
Granted	—	—
Exercised	(38,188)	0.87
Forfeited	(170,590)	4.86
Outstanding at March 31, 2021	17,829,264	$5.24

Performance and Market Vesting Conditions

Since 2018, the Company has granted stock options that vest based upon achieving a qualifying liquidity event, provided the employee remains employed on the date the vesting condition is satisfied. As of March 31, 2021, such stock options to purchase 2,442,918 shares of common stock were outstanding with a weighted average exercise price of $5.54 per share. As of March 31, 2021 and December 31, 2020, total unrecognized stock-based compensation cost related to these stock options was $3.1 million. In conjunction with the IPO, all 2,442,918 stock option awards vested based on the achievement of the IPO qualifying liquidity event, resulting in the recognition of stock-based compensation expense of $3.1 million upon the IPO in the second quarter of 2021.

In 2018 and 2019, the Company granted stock options that vest based upon achieving certain performance conditions provided the employee remains employed on the date the performance condition is satisfied. Of these options, 50% vest upon the board of directors confirmation that the Company has achieved net revenue of a least $420.0 million over any rolling twelve-month period prior to December 31, 2021 (“the Revenue Achievement”) and the remaining 50% vest upon the board of directors confirmation that the Company has achieved adjusted EBITDA of at least $58.0 million over any rolling twelve-month period prior to December 31, 2021 (“the EBITDA Achievement”).

In February 2020, the Company modified the terms of these stock option awards such that the awards vest solely based upon a qualifying liquidity event where the fair market value of a share of the Company’s common stock in connection with such event is at least 1.5 times the per-share exercise price of the option. The Company determined that neither the Revenue Achievement nor the EBITDA Achievement was probable of occurring at the time of modification, and therefore, no expense was recognized. The fair value of these awards on the date of modification was $0.8 million, which was recognized as stock-based compensation expense upon the IPO. As of March 31, 2021, the total unrecognized stock-based compensation expense for these modified awards was $0.7 million due to forfeitures related to employee terminations, which is included in the $3.1 million unrecognized stock-based compensation cost above.

Restricted Stock Units

In February 2021, the Company granted 200,000 restricted stock units (“RSUs”) to an officer of the Company of which 80,000 RSUs will vest over a period of four years based on continued service and 120,000 RSUs will vest one year after the occurrence of a liquidity event, including an IPO. The grant-date fair value of this award was $2.0 million. In conjunction with the IPO, the Company recognized stock-based compensation expense of $0.2 million related to these RSUs.

Refer to Note 13 included in these condensed consolidated financial statements for subsequent events related to the Company’s adoption of the Company’s 2021 Equity Incentive Plan, IPO RSU Grants granted thereunder, and the Company’s 2021 Employee Stock Purchase Plan.

10.Net Income (Loss) per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires net income be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. In periods where the Company has net losses, losses are not allocated to participating securities as they are not required to fund the losses. The Company considers its redeemable convertible preferred stock to be participating securities as preferred stockholders have rights to participate in dividends with the common stockholders.

Basic net income (loss) attributable to common stockholders per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding. The Company computes diluted net income per share under a two-class method where income is reallocated between common stock, potential common stock and participating securities. Diluted net income (loss) per share attributable to common stockholders adjusts the basic net income (loss) per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock options using the treasury stock method.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	For the three months ended March 31,
(In thousands, except for share and per share values)	2021	2020
Numerator:
Net income (loss)	$(4,484)	$559
Less: undistributed earnings allocated to redeemable convertible preferred stock	—	(330)
Net income (loss) attributable to common stockholders - basic	$(4,484)	$229
Add: undistributed earnings reallocated to common stockholders	—	2
Net income (loss) attributable to common stockholders - diluted	$(4,484)	$231

Denominator:
Weighted average shares of common stock outstanding - basic	34,102,123	34,061,001
Add: effect of dilutive stock options	—	645,986
Weighted average shares of common stock outstanding - diluted	34,102,123	34,706,987

Earnings per share, attributable to common shareholders:
Basic	$(0.13)	$0.01
Diluted	$(0.13)	$0.01

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive for the three months ended:

	For the three months ended March 31,
	2021	2020
(In thousands)
Redeemable convertible preferred stock	49,100	49,100
Stock options to purchase common stock	17,829	13,050
Unvested restricted stock units	200	—
Total	67,129	62,150

11.     Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against net deferred tax assets, stock-based compensation, state taxes, and other permanent differences.
The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against the U.S. federal and state deferred tax assets as of each balance sheet date presented.
During the three months ended March 31, 2021 and 2020, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the consolidated statement of operations and comprehensive income (loss).

12.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.1 million of advertising costs for the three months ended March 31, 2021, which is reported as marketing expense in the Company’s consolidated statements of comprehensive income (loss).

13.     Subsequent Events

Dividend

In April 2021, the Company’s board of directors declared a cash dividend of $35.0 million to the holders of record of the Company’s common stock and the Company’s redeemable convertible preferred stock as of May 3, 2021, which is payable no later than June 30, 2021.

2021 Credit Facility

In April 2021, the Company entered into a first lien credit agreement (“2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures April 2026. The 2021 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding. The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. The interest rate applicable to the 2021 Credit Facility is, at the Company’s option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the highest of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period.

The 2021 Credit Facility contains various affirmative and negative covenants, indemnification provisions and events of default that are applicable to the Company and which are normal and customary for similar facilities, including the following: (a) restrict the Company's ability to make restricted payments including dividends and distributions on, redemptions of, repurchases or retirement of the Company’s capital stock, (b) restrict certain of the Company’s subsidiaries’ ability to engage in certain intercompany transactions with other subsidiaries that do not guarantee obligations under the 2021 Credit Facility and (c) restrict the Company’s ability to incur additional indebtedness and issue certain types of equity; sell assets, including capital stock of subsidiaries; enter into certain transactions with affiliates; incur liens; enter into fundamental changes including mergers and consolidations; make investments, acquisitions, loans or advances; create negative pledges or restrictions on the payment of dividends or payment of other amounts owed from subsidiaries; make prepayments or modify documents governing material debt that is subordinated with respect to right of payment; engage in certain sale leaseback transactions; change the Company’s fiscal year; and change the Company’s lines of business. The 2021 Credit Facility contains a financial covenant that requires the Company to maintain a total net leverage ratio of not more than 3.50:1.00 during the periods set forth in the 2021 Credit Facility.

Litigation

Refer to Note 8 included in these condensed consolidated financial statements regarding the April 2021 settlement of a putative class action, as well as an update to the Department's Deficiency Notice in the Nevada tax abatement matter.

IPO Bonus

After the closing of the IPO, the Company paid $9.5 million in bonuses to certain employees, including members of management, excluding in each case payroll taxes and expenses.

2021 Equity Incentive Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). All equity-based awards going forward will be granted under the 2021 Plan. The 2021 Plan provides for grants of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any of its affiliates’ employees and consultants. Initially, the maximum number of shares of the Company’s common stock that may be issued under its 2021 Plan will not exceed 25,025,580 shares of the Company’s common stock, which is the sum of (i) 7,050,000 new shares, plus (ii) an additional number of shares not to exceed 17,975,580 shares, consisting of shares of the Company's common stock subject to outstanding stock options or other stock awards granted under the Company's 2011 Stock Incentive Plan that, on or after the Company's 2021 Plan terminates or expires prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the number of shares of the Company’s common stock reserved for issuance under its 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors prior to the date of the increase. The maximum number of shares of the Company’s common stock that may be issued on the exercise of ISOs under its 2021 Plan is 75,100,000 shares.

IPO RSU Grants

In May 2021, the Company's board of directors granted 2,187,713 RSUs to certain executive officers under the 2021 Plan (the “IPO Awards”) which vest over a five-year period, with 20% of the restricted stock units vesting on the first anniversary of the vesting commencement date, and the remainder vesting in 16 equal quarterly installments thereafter, in each case, subject to the executive officer’s continuous service with the Company as of each vesting date. Each IPO Award is subject to the terms and conditions of the 2021 Plan and an award agreement with the applicable grantee.

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Code, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company authorized the issuance of 1,175,000 shares of common stock under the 2021 ESPP. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031 by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,525,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The 2021 ESPP permits eligible participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The Company’s 2021 ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. Under the Company’s 2021 ESPP, the Company’s board of directors may specify offerings with durations of not more than 27 months and to specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. The Company’s 2021 ESPP provides that an offering may be terminated under certain circumstances. The purchase price of the shares, in the absence of a contrary designation, will be at least not less than the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated May 4, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on May 6, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”).

 Overview

The Honest Company, Inc. (“Honest” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”) is a digitally-native, mission-driven brand focused on leading the clean lifestyle movement, creating a community for conscious consumers and seeking to disrupt multiple consumer product categories. Our commitment to our core values, passionate innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully-designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available however our consumers shop. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offering, deep digital-first connection with consumers and omnichannel accessibility.

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Today, our three categories are Diapers and Wipes, Skin and Personal Care and Household and Wellness, which represented 61%, 32%, and 6%, respectively, of our revenue for the three months ended March 31, 2021, compared to 70%, 26%, and 5%, respectively, of our revenue for the three months ended March 31, 2020. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.
We believe that our consumers are modern, aspirational, conscious and style-forward and that they seek out high quality, effective and thoughtfully-designed products. We believe that they are passionate about living a conscious life and are enthusiastic ambassadors for brands they trust. As purpose-driven consumers, they transcend any one demographic, spanning gender, age, geography, ethnicity and household income. Honest consumers are often young, mobile-centric and digitally-inclined. We build relationships with these consumers through a disruptive digital marketing strategy that engages them with “snackable” digital content (short-form, easily digestible content), immerses them in our brand values, and inspires them to join the Honest community. Our direct connection with our community enables us to understand what consumers’ needs are and inspires our product innovation pipeline, generating a significant competitive advantage over more traditional consumer packaged goods, or CPG, peers.

Our omnichannel approach seeks to meet consumers however they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our retail accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Costco, Target and Amazon in 2013, 2014 and 2017, respectively. For the three months ended March 31, 2021, we generated 52% and 48% of our revenue from our Digital and Retail channels, respectively, compared to 57% and 43% respectively for the three months ended March 31, 2020. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise the rest of our Digital channel, and our Retail channel, which includes leading retailers and their websites. Our products can be found in approximately 32,000 retail locations across the United States, Canada and Europe. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe is not easily replicated by our competitors.

Initial Public Offering

On May 7, 2021, we completed our IPO of 25,807,000 shares of our common stock at a stock price of $16.00 per share, resulting in aggregate net proceeds to us of approximately $91.1 million, after deducting the underwriting discount and commissions of $6.7 million and offering expenses of $5.4 million, $2.3 million of which was unpaid at March 31, 2021. We sold 6,451,613 shares and certain existing stockholders sold an aggregate of 19,355,387 shares. We granted the underwriters an option for a period of 30 days to purchase up to an additional 3,871,050 shares of common stock from the selling stockholders at $16.00 per share less the underwriting discounts and commissions. In May 2021, the underwriters' fully exercised the option to purchase these additional shares from the selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent on many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our operations while staying true to our mission, including those discussed below and in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.”

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean lifestyle consumer. Honest is still unknown to many consumers, with unaided brand awareness of 25% among diaper buyers according to our consumer research as of January 2021. In order to increase the wallet share of existing conscious consumers and attract new ones, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend, among other things, on our ability to successfully communicate the value of our products as clean, sustainable and effective, the efficacy of our marketing efforts and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. We believe our brand strength will enable us to continue to expand across categories and channels, allowing us to deepen relationships with consumers and expand our access to global markets. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients and continue to innovate in the clean conscious lifestyle space. Based in Los Angeles, California, our research and development team, including chemists and an in-house toxicologist, develops innovative clean products based on the latest green technology. At Honest, product innovation never stops. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and natural segments of the categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

Continued Product Category Growth

Our product mix is a driver of our financial performance given our focus on accretive product launches and renovation to increase product margins. Even though our growth strategy aims to boost sales across all categories, we intend to prioritize growth in Skin and Personal Care given its attractive margin characteristics and leverage our brand equity and consumer insights to extend into new adjacent product categories. Since we launched our Innovation Strategy, we have enhanced our product portfolio by strategically discontinuing certain products and making calculated extensions within our three product categories. These product changes have contributed to our revenue and margin growth. We intend to continue to prioritize our innovation in higher-margin products, particularly in Skin and Personal Care.

Continued Execution of Omnichannel Strategy

The continued execution of our omnichannel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to drive increased consumer traffic to our flagship digital platform, Honest.com, as it is a valuable tool for creating direct connections with our consumers, influencing brand experience and understanding consumer preference and behavior. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. We will continue to pursue partnerships with a wide variety of retailers, including online retailers, big-box retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period. For example, in the second quarter of fiscal 2021, we are experiencing volatility in orders from a key customer, which could have a potentially material effect on revenue for the quarter. While we expect shipment volatility to this customer to stabilize, shipment volatility to this customer — as with other customers — may or may not stabilize over time.

Operational and Marketing Efficiency

To grow our business, we intend to continue to improve our operational efficiency, which includes attracting new consumers, increasing community engagement and improving fulfillment and distribution operations. We invest significant resources in marketing and content generation, use a variety of brand and performance marketing channels and work continuously to improve brand exposure at our retail partners to acquire new consumers. It is important to maintain reasonable costs for these marketing efforts relative to the revenue we expect to derive from our consumers. We leverage our proprietary Honest Omni-Analytics to generate valuable consumer insights that guide our omnichannel strategy and inform our marketing spend optimization. Our future success depends in part on our ability to effectively attract consumers on a cost-efficient basis and extract efficiencies in our operations.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing care for a conscious lifestyle has contributed to significant demand for our products. Further, the rise in digital shopping has complemented our flagship digital platform, Honest.com, our presence with third-party ecommerce players and our Retail partners’ websites. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, could result in fluctuations in our operating results.

Impact of COVID-19

The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are uncertain.
As a result of the COVID-19 pandemic, our headquarters is temporarily closed as we support our employees and contractors to work remotely. We have also implemented travel restrictions. These actions represent a significant change in how we operate our business, but we believe that we successfully navigated this transition. In an effort to provide a safe work environment for our employees, we have implemented various social distancing measures, including replacing many in-person meetings with virtual interactions. We will continue to take actions as may be required or recommended by government or health authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.
We have experienced relatively minor impacts on our inventory availability and delivery capacity since the outbreak, none of which has materially impacted our ability to service our consumers and retail and third-party ecommerce customers. We have taken measures to bolster key aspects of our supply chain, such as securing secondary suppliers and ensuring sufficient inventory to support our continued growth in the face of the pandemic. We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our consumers and retail and third-party ecommerce customers.

We believe COVID-19 has been one of the drivers of demand in our Digital channel as consumers shifted to online shopping amid the pandemic. Additionally, our Household and Wellness product category has benefited from increasing demand for sanitization products. We accelerated our development timeline for certain product launches, launching our disinfecting spray and alcohol wipes in 2020. We have seen increased consumer willingness to return to in-store shopping as the economy opens and more of the population is vaccinated. This has driven a channel shift and demand acceleration driving revenue growth within our Retail channel in 2021.
The operations of our retail partners, manufacturers and suppliers have also been impacted by the COVID-19 pandemic. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may negatively impact collections of accounts receivable and reduce expected spending from new consumers, all of which could adversely affect our business, financial condition, results of operations and prospects during fiscal 2021 and potentially future periods.

Components of Results of Operations
Revenue
We generate revenue through the sale of our products through Digital and Retail channels in the following product categories: Diapers and Wipes, Skin and Personal Care and Household and Wellness. The Digital channel includes direct sales to the consumer through our website and sales to third-party ecommerce customers, who resell our products through their own online platforms. The Retail channel includes sales to traditional brick and mortar retailers, who may also resell our products through their own online platforms. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.

In 2019 we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we license certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. Butterblu operates and maintains our baby apparel offerings independently through the honestbabyclothing.com website. Our baby apparel offerings and our agreement with Butterblu are not currently material to our business and not expected to be material in the future. For the three months ended March 31, 2021, we collected $0.2 million in royalty revenue. For the three months ended March 31, 2020, we did not collect any royalty revenue under this agreement due in part because we granted Butterblu temporary payment relief.
Cost of Revenue
Cost of revenue includes the purchase price of merchandise sold to customers, inbound and outbound shipping and handling costs, freight and duties, shipping and packaging supplies, credit card processing fees and warehouse fulfillment costs incurred in operating and staffing warehouses, including rent. Cost of revenue also includes depreciation and amortization, allocated overhead and direct and indirect labor for warehouse personnel.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may in the future fluctuate from period to period based on a number of factors, including the mix of products we sell, the channel through which we sell our products, the innovation initiatives we undertake in each product category, the promotional environment in the marketplace, manufacturing costs, commodity prices and transportation rates, among other factors.
Operating Expenses
Our operating expenses consist of selling, general and administrative, marketing and research and development expenses.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Selling, general and administrative expenses also include technology expenses, professional fees, facility costs, including insurance, utilities and rent relating to our headquarters, depreciation and amortization and overhead costs. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business and organizational capabilities. We also anticipate that we will incur additional costs for employees and third-party professional fees related to operating as a public company and costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services.
Marketing
Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email marketing campaigns, market research, content production and other public relations and promotional initiatives. We expect marketing expenses to continue to increase in absolute dollars as we continue to expand brand awareness, introduce new product innovation across multiple product categories and implement new marketing strategies.
Research and Development
Research and development expenses consist primarily of personnel-related expenses for our research and development team. Research and development expenses also include costs incurred for the development of new products, improvement in the quality of existing products and the development and implementation of new technologies to enhance the quality and value of products. Research and development expenses also include allocated depreciation and amortization and overhead costs. We expect research and development expenses to increase in absolute dollars as we invest in the enhancement of our product offerings through innovation and the introduction of new adjacent product categories.
IPO-Related Expenses
In 2020, we paid bonuses totaling $9.5 million to certain employees, including members of management, relating to preparation of our IPO, and after the closing of the IPO, we paid an additional $9.5 million in bonuses to certain employees, including members of management, which we collectively refer to as the IPO Bonuses, excluding in each case payroll taxes and expenses. In addition, upon the effective date of the registration statement for our IPO in May 2021, we recognized stock-based compensation expense in selling, general and administrative and research and development expenses of $3.1 million related to certain performance and market-based stock options and $0.2 million related to certain restricted stock units.
Interest and Other Income (Expense), Net
Interest income consists primarily of interest income earned on our short-term investments and our cash and cash equivalents balances. Interest expense consists primarily of interest expense associated with our leasing arrangements.
Other income (expense), net consists primarily of our foreign currency exchange gains and losses relating to transactions denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in both the volume of foreign currency transactions and foreign currency exchange rates.
Income Tax Provision
We are subject to federal and state income taxes in the United States. Our annual estimated tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against deferred tax assets, stock-based compensation, state taxes, and other permanent differences. We maintain a full valuation allowance for our federal and state deferred tax assets, including net operating loss carryforwards, as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended March 31,
	2021	2020
(In thousands)
Revenue	$81,032	$72,372
Cost of revenue	52,651	46,567
Gross profit	28,381	25,805
Operating expenses
Selling, general and administrative(1)	16,697	14,706
Marketing	14,173	9,193
Research and development(1)	1,646	1,166
Total operating expenses	32,516	25,065
Operating income (loss)	(4,135)	740
Interest and other income (expense), net	(327)	(159)
Income (loss) before provision for income taxes	(4,462)	581
Income tax provision	22	22
Net income (loss)	$(4,484)	$559
(1)    Includes stock-based compensation expense as follows:

	For the three months ended March 31,
	2021	2020
(In thousands)
Selling, general and administrative	$1,748	$1,845
Research and development	90	78
Total	$1,838	$1,923

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended March 31,
	2021	2020
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	65.0	64.3
Gross profit	35.0	35.7
Operating expenses
Selling, general and administrative	20.6	20.3
Marketing	17.5	12.7
Research and development	2.0	1.6
Total operating expenses	40.1	34.6
Operating income (loss)	(5.1)	1.1
Interest and other income (expense), net	(0.4)	(0.2)
Income (loss) before provision for income taxes	(5.5)	0.9
Income tax provision	—	—
Net income (loss)	(5.5)%	0.9%

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	For the three months ended March 31,		$	%
	2021	2020	change	change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$49,574	$50,483	$(909)	(1.8)%
Skin and Personal Care	26,245	18,482	7,763	42.0
Household and Wellness	5,213	3,407	1,806	53.0
Total Revenue	$81,032	$72,372	$8,660	12.0%

	For the three months ended March 31,		$	%
	2021	2020	change	change
(In thousands, except percentages)
By Channel
Digital	$42,461	$41,496	$965	2.3%
Retail	38,571	30,876	7,695	24.9
Total Revenue	$81,032	$72,372	$8,660	12.0%

Revenue was $81.0 million for the three months ended March 31, 2021 as compared to $72.4 million for the three months ended March 31, 2020. The increase of $8.7 million, or 12.0%, was primarily due to a $7.8 million increase in revenue from Skin and Personal Care products and a $1.8 million increase in revenue from Household and Wellness products, offset by a $0.9 million decrease in revenue from Diapers and Wipes. The revenue increase from Skin and Personal Care was primarily driven by increased sales volume on our products across both our Digital and Retail channels, including $3.4 million through the non-monetary sale of our legacy beauty inventory in exchange for future marketing and transportation credits. Our revenue from Skin and Personal Care products grew in our Digital channel driven by our continued investment in our digital marketing strategy and grew in our Retail channel as a result of volume growth and expanded distribution with our retail partners. The revenue growth from Household and Wellness was primarily driven by our sanitization and disinfecting products that we introduced in the second half of 2020. Diapers and Wipes revenue was down slightly as we released and transitioned into our new Clean Conscious Diaper, as well as lower wipes consumption during the three months ended March 31, 2021, as compared to higher wipes consumption during the initial stages of the COVID-19 pandemic during the three months ended March 31, 2020.

Revenue growth was higher in our Retail channel than our Digital channel as sales across products saw higher volumes with our retailer partners as compared to the higher digital penetration we saw during the initial stages of the COVID-19 pandemic during the three months ended March 31, 2020.

Cost of Revenue and Gross Profit

	For the three months ended March 31,		$	%
	2021	2020	change	change
(In thousands, except percentages)
Cost of revenue	$52,651	$46,567	$6,084	13.1%
Gross profit	$28,381	$25,805	$2,576	10.0%
Cost of revenue was $52.7 million for the three months ended March 31, 2021 as compared to $46.6 million for the three months ended March 31, 2020. The increase of $6.1 million, or 13.1%, was primarily due to increased product, shipping and fulfillment expenses associated with the increased sales of our products. Cost of revenue as a percentage of revenue increased by 63 basis points primarily due to higher input costs and a more normalized level of promotional activity as compared to the three months ended March 31, 2020.

Gross profit was $28.4 million for the three months ended March 31, 2021 as compared to $25.8 million for the three months ended March 31, 2020. The increase of $2.6 million, or 10.0%, was primarily due to the increased sales of our products primarily from Skin and Personal Care.

Operating Expenses
Selling, General and Administrative Expenses

	For the three months ended March 31,		$	%
	2021	2020	change	change
(In thousands, except percentages)
Selling, general and administrative	$16,697	$14,706	$1,991	13.5%

Selling, general and administrative expenses were $16.7 million for the three months ended March 31, 2021 as compared to $14.7 million for the three months ended March 31, 2020. The increase of $2.0 million, or 13.5%, was primarily due to an increase of $1.3 million in audit fees driven by IPO-related transaction costs.

Marketing Expenses

	For the three months ended March 31,		$	%
	2021	2020	change	change
(In thousands, except percentages)
Marketing	$14,173	$9,193	$4,980	54.2%

Marketing expenses were $14.2 million for the three months ended March 31, 2021, as compared to $9.2 million for the three months ended March 31, 2020. The increase of $5.0 million, or 54.2%, was primarily due to an increase of $2.4 million in retail marketing expenses and an increase of $1.3 million in advertising expenses. The increase in advertising expense was driven in part by the launch of our Clean Conscious Diaper in January 2021.

Research and Development Expenses

	For the three months ended March 31,		$	%
	2021	2020	change	change
(In thousands, except percentages)
Research and development	$1,646	$1,166	$480	41.2%

Research and development expenses were $1.6 million for the three months ended March 31, 2021, as compared to $1.2 million for the three months ended March 31, 2020. The increase of $0.5 million, or 41.2%, was primarily due to an increase in product development expenses, as well as clinical and claims testing and pilot trial expenses.

Interest and Other Income (Expense), Net

	For the three months ended March 31,		$	%
	2021	2020	change	change
(In thousands, except percentages)
Interest and other income (expense), net	$(327)	$(159)	$(168)	105.7%
Interest and other income (expense), net was expense of $0.3 million for the three months ended March 31, 2021, as compared to expense of $0.2 million for the three months ended March 31, 2020. The increase of $0.2 million, or 105.7%, was primarily due to a decrease in interest income on our short-term investments due to a lower average investment balance and lower average interest rates.
Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. To date, our available liquidity and operations have been financed primarily through the sale of redeemable convertible preferred stock, equity securities and to a lesser extent, debt financing. As of March 31, 2021, we had $39.0 million of cash and cash equivalents and short-term investments of $12.4 million. Although we are dependent on our ability to raise capital or generate sufficient cash flow from operations to achieve our business objectives, we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

2021 Credit Facility

In April 2021, we entered into a first lien credit agreement (the “2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility maturing five years from the date of the 2021 Credit Facility. The 2021 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding.

The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn potion of the revolving credit facility.

The interest rate applicable to the 2021 Credit Facility is, at our option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the highest of (a) the Wall Street Journal prime rate and (b)(i)2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period.

The 2021 Revolving Facility terminates and borrowings thereunder, if any, will be due in full five years from the date of the 2021 Credit Facility.

Debt under the 2021 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The 2021 Credit Facility contains affirmative and negative covenants, indemnification provisions and events of default. Affirmative covenants include administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants restrict our ability, subject to customary exceptions, to, among other things: make restricted payments including dividends and distributions on, redemptions of, repurchases or retirement of our capital stock; restrict certain of our subsidiaries’ ability to engage in certain intercompany transactions with other subsidiaries that do not guarantee obligations under the 2021 Credit Facility; restrict our ability to incur additional indebtedness and issue certain types of equity; sell assets, including capital stock of subsidiaries; enter into certain transactions with affiliates; incur liens; enter into fundamental changes including mergers and consolidations; make investments, acquisitions, loans or advances; create negative pledges or restrictions on the payment of dividends or payment of other amounts owed from subsidiaries; make prepayments or modify documents governing material debt that is subordinated with respect to right of payment; engage in certain sale leaseback transactions; change our fiscal year; and change our lines of business. The 2021 Credit Facility also contains a financial covenant that requires us to maintain a total net leverage ratio of not more than 3.50:1.00 during the periods set forth in the 2021 Credit Facility. The total net leverage ratio is calculated as the ratio of (a) the sum of (i) total indebtedness minus (ii) up to $15.0 million of cash and cash equivalents minus (iii) obligations under build-to-suit capital leases to (b) consolidated EBITDA, which is defined in the 2021 Credit Facility. The 2021 Credit Facility also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, specified cross-default and cross-acceleration to other material indebtedness, certain bankruptcy and insolvency events, certain events relating to the Employee Retirement Income Security Act of 1974, certain undischarged judgments, material invalidity of guarantees or grant of security interest, and change of control, in certain cases subject to certain thresholds and grace periods. If an event of default occurs and is continuing, lenders holding a majority of the commitments under the 2021 Credit Facility have the right to, among other things, (i) terminate the commitments under the 2021 Credit Facility, (ii) accelerate and require us to repay all the outstanding amounts owed under the 2021 Credit Facility and (iii) require us to cash collateralize any outstanding letters of credit. As of June 9, 2021, we were in compliance with all covenants under the 2021 Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
(In thousands)	2021	2020
Net cash used in operating activities	$(11,964)	$(1,664)
Net cash provided by investing activities	$21,786	$18,740
Net cash used in financing activities	$(1,382)	$(233)
Operating Activities
Our largest source of operating cash is from the sales of our products through Digital and Retail channels to our consumers. Our primary uses of cash from operating activities are for cost of revenue expenses, selling, general and administrative expenses, marketing expenses and research and development expenses. We have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale and maturity of short-term investments.
Net cash used in operating activities of $12.0 million for the three months ended March 31, 2021 was primarily due to net loss of $4.5 million, non-cash adjustments of $3.0 million and a net decrease in cash related to changes in operating assets and liabilities of $10.5 million. Non-cash adjustments primarily consisted of stock-based compensation of $1.8 million and depreciation and amortization of $1.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $5.6 million use of cash due to the timing of payments associated with our accounts payable and operating leasing obligations and $1.0 million use of cash due to timing of payments on prepaid expenses and other assets, as well as the non-monetary sale of our legacy beauty inventory for future marketing and transportation credits. These uses of cash were partially offset by $4.9 million increase in accounts receivable due to increase in sales from retail customers and a $0.9 million reduction in inventory due to timing of inventory purchases.

Net cash used in operating activities of $1.7 million for the three months ended March 31, 2020 was primarily due to net income of $0.6 million, non-cash adjustments of $3.2 million and a net decrease in cash related to changes in operating assets and liabilities of $5.4 million. Non-cash adjustments primarily consisted of stock-based compensation of $1.9 million and depreciation and amortization of $1.2 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $9.6 million reduction in accounts receivable due to timing of cash collection from retail customers and a $1.5 million use of cash due to timing of payments on prepaid expenses and other assets. This use of cash was partially offset by $5.5 million in increase in inventory due to the timing of inventory purchases and $0.4 million increase in accounts payable and operating leasing obligations due to the timing of associated payments.
Investing Activities

Our primary source of investing cash is the sale and maturity of short-term investments and our primary use of investing cash is the purchase of short-term investments and property and equipment.

Net cash provided by investing activities of $21.8 million for the three months ended March 31, 2021 was due to proceeds from the sales and maturities of short-term investments of $13.6 million and $8.5 million, respectively, net of purchases of short-term investments of $0.3 million and purchases of property and equipment of $0.1 million.

Net cash provided by investing activities of $18.7 million for the three months ended March 31, 2020 was due to maturities and sales of short-term investments of $17.6 million and $5.6 million, respectively, net of purchases of short-term investments of $4.5 million.

Financing Activities

Our financing activities primarily consisted of payments of deferred offering cost, stock option awards exercises and principal payments of financing lease obligations.

Net cash used in financing activities of $1.4 million for the three months ended March 31, 2021 primarily consisted of payments of deferred offering cost in connection with our IPO of $1.1 million and principal payments of financing lease obligations of $0.3 million.

Net cash used in financing activities of $0.2 million for the three months ended March 31, 2020 primarily consisted of principal payments of financing lease obligations of $0.2 million.

Dividends

In April 2021, our board of directors declared a cash dividend of $35.0 million to the holders of record of our common stock and our redeemable convertible preferred stock as of May 3, 2021, which is payable no later than June 30, 2021 (the "2021 Dividend"). Other than the 2021 Dividend, we have not declared or paid cash dividends on our capital stock, and we do not anticipate declaring or paying any cash dividends other than the 2021 Dividend in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including any restrictions in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant. The 2021 Credit Facility contains restrictions on our ability to pay dividends.

Non-GAAP Financial Measure
We prepare and present our condensed consolidated financial statements in accordance with GAAP. However, management believes that adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense; (5) professional fees and expenses and executive termination expenses related to our Innovation Strategy; (6) litigation and settlement fees associated with certain non-ordinary course litigation; and (7) the IPO Bonuses, including associated payroll taxes and expenses, and third-party costs associated with our IPO.

Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with GAAP. We believe that adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of stock-based compensation expense, (4) it does not reflect other non-operating expenses, including interest expense, (5) it does not include the IPO Bonuses, including associated payroll taxes and expenses, or third-party costs associated with the preparation of the IPO, (6) it does not reflect tax payments that may represent a reduction in cash available to us, and (7) does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended March 31,
(In thousands)	2021	2020
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(4,484)	$559
Interest and other (income) expense, net	327	159
Income tax provision	22	22
Depreciation and amortization	1,090	1,229
Stock-based compensation	1,838	1,923
Innovation Strategy expenses(1)	—	571
Related IPO costs and other transaction-related expenses(2)	1,075	—
Adjusted EBITDA	$(132)	$4,463
(1)     Includes professional fees and expenses and executive severance and termination expenses related to our Innovation Strategy.
(2)    Includes related IPO costs and other transaction-related third-party expenses, which are generally incremental costs incurred associated with the preparation of the IPO.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited consolidated financial statements appearing elsewhere in the Prospectus. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk
We had cash and cash equivalents of $39.0 million and current and long-term restricted cash of $6.6 million as of March 31, 2021, which consisted of bank accounts and money market funds. We had short-term investments of $12.4 million as of March 31, 2021, which consisted of commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

We are also subject to interest rate risk in connection with our 2021 Credit Facility. See the section titled “—Liquidity and Capital Resources—2021 Credit Facility” above. Based on the average interest rate on the instruments under the 2021 Credit Facility during the three months ended March 31, 2021, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the three months ended March 31, 2021.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the condensed consolidated statements of comprehensive income (loss) under the line item interest and other income (expense), net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our condensed consolidated financial statements.

Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.
Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the period ended March 31, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's first quarter of 2021 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained under the heading “Litigation” in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated May 4, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on May 6, 2021 (the“Prospectus”) in connection with our initial public offering (“IPO”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

Restricted Stock Unit Awards

In February 2021, we granted 200,000 RSUs to one of our officers, of which 80,000 RSUs will vest over a period of four years based on continued service and 120,000 RSUs will vest one year after the occurrence of a liquidity event, including an IPO. The grant-date fair value of this award was $2.0 million. In conjunction with the IPO, we recognized stock-based compensation expense of $0.2 million related to these RSUs.

On May 4, 2021, we granted an aggregate of 23,124 RSUs with an aggregate value of $370,000 to two of our non-employee directors in connection with our IPO, which will vest in three equal annual installments on the one-, two- and three-year anniversaries of the grant date, subject to the non-employee director’s continued service on each vesting date. We also granted an aggregate of 87,143 RSUs with an aggregate value of $1.4 million to our seven non-employee directors, which will vest as to 1/13th of each such grant on June 1, 2021, and as to 12/13th of each such grant on the earlier of (i) the date immediately prior to the annual meeting of our stockholders next following the grant date of each such grant and (ii) June 1, 2022, subject to the non-employee director’s continued service through each vesting date. Each non-employee director may elect to defer the delivery of shares in settlement of any restricted stock unit award granted under the terms of our Non-Employee Director Compensation Policy (the “Policy”) that would otherwise be delivered to such non-employee director on or following the date such award vests pursuant to the terms of a deferral election such non-employee director makes in accordance with the Policy.

Common Stock Issued Upon Conversion of Preferred Stock

Immediately prior to the completion of the IPO, 49,100,928 outstanding shares of redeemable convertible preferred stock with a carrying value of $376.4 million converted into 49,649,023 shares of common stock. Immediately prior to the completion of the IPO, we filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 49,100,928 shares of our redeemable convertible preferred stock then outstanding were automatically converted into 49,649,023 shares of our common stock. The issuance of such shares of our common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

(b) Use of Proceeds

On May 4, 2021, our Registration Statement on Form S-1, as amended (File No. 333-255150) was declared effective in connection with our IPO, pursuant to which we issued and sold an aggregate of 6,451,613 shares of our common stock, and certain existing stockholders sold an aggregate of 23,226,437 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Jefferies LLC acted as representatives of the underwriters for the offering.

The IPO closed May 7, 2021. We received net proceeds of approximately $91.1 million, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of $5.4 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation, as currently in effect (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on May 11, 2021).

3.2
Amended and Restated Bylaws, as currently in effect (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on May 11, 2021).

10.1+
2021 Equity Incentive Plan and forms of agreements thereunder (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 20, 2021).

10.2+
Employee Stock Purchase Plan and forms of agreements thereunder (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 20, 2021).

10.3+
Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 20, 2021).

10.4+
Form of Indemnity Agreement entered into by and between the Company and each director and executive officer (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 20, 2021).

10.5+
Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Nikolaos Vlahos (incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 26, 2021).

10.6+
Amended and Restated Employment Agreement, dated April 26, 2021, by and between the Company and Jessica Warren (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 26, 2021).

10.7+
Amended and Restated Employment Agreement, dated April 25, 2021, by and between the Company and Donald Frey (incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 26, 2021).

10.8+
Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Janis Hoyt (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 26, 2021).

10.9+
Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Kelly Kennedy (incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the Commission on April 26, 2021).

10.10+
Amended and Restated Employment Agreement, dated April 25, 2021, by and between the Company and Glenn Klages (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 26, 2021).

10.11+
Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Jasmin Manner (incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 26, 2021).

10.12+
Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Sharareh Parvaneh (incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 26, 2021).

10.13+
Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Rick Rexing (incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 26, 2021).

10.14+
Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Registrant and Brendan Sheehey (incorporated herein by reference to Exhibit 10.16 to Amendment No 2. to the Company’s Registration Statement on Form S-1 (File No. 333-255150), filed with the SEC on April 26, 2021).

10.15	Credit Agreement dated as of April 30, 2021, among the Company, as a Borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, and the other parties thereto.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL	XBRL Instance Document XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+Indicates a management contract or compensatory plan
* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Honest Company, Inc.
Date: June 17, 2021	By:	/s/ Nikolaos Vlahos
Nikolaos Vlahos Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 17, 2021	By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)