Form 10-Q
period 2021-06-30
Honest Company, Inc.
filed 2021-08-13
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Yes ☒    No ☐

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

As of August 9, 2021, the registrant had 90,272,332 shares of common stock, $0.0001 par value per outstanding.

The Honest Company, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part II, Item 1A, “Risk Factors,” if any, and other factors set forth in other parts of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, cost of revenue, operating expenses, gross margin, adjusted EBITDA and other operating results;
•the effect of COVID-19 or other public health crises on our business and the global economy;
•our ability to effectively manage our growth;
•our ability to acquire new consumers and successfully retain existing consumers, including their level of spend with us;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our ability to achieve or sustain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts, and our ability to grow brand awareness and maintain, protect and enhance our brand;
•our ability to effectively manage our inventory;
•our ability to gauge consumer trends and changing consumer preferences;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to obtain, maintain, protect and enforce our intellectual property rights and any costs associated therewith;
•our ability to compete effectively with existing competitors and new market entrants;
•our ability to successfully enter new markets and expand internationally;
•our ability to identify and complete acquisitions that complement and expand our reach and platform;
•seasonality;
•the financial condition of, and our relationships with, our suppliers, manufacturers, distributors and retailers;
•our ability to offset commodity prices, input cost and transportation cost inflation with productivity or pricing improvements;
•the ability of our suppliers and manufacturers to comply with safety, environmental or other laws or regulations;
•our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States, such as the U.S. Food and Drug Administration governmental regulation and state regulation; and other jurisdictions where we elect to do business;
•economic conditions and their impact on consumer spending;
•outcome of legal or administrative proceedings; and
•the growth rates of the markets in which we compete.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$41,438	$29,259
Restricted cash	—	1,752
Short-term investments	53,673	34,425
Accounts receivable, net	27,396	22,795
Inventories, net	82,413	76,669
Prepaid expenses and other current assets	10,698	8,657
Total current assets	215,618	173,557
Restricted cash, net of current portion	—	6,189
Property and equipment, net	54,774	56,703
Goodwill	2,230	2,230
Intangible assets, net	476	511
Other assets	4,010	1,542
Total assets	$277,108	$240,732
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$32,709	$31,132
Accrued expenses	17,612	22,222
Deferred revenue	775	716
Total current liabilities	51,096	54,070
Long term liabilities
Lease financing obligation, net of current portion	37,983	38,426
Other long-term liabilities	8,242	8,657
Total liabilities	97,321	101,153
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value, 49,192,248 shares authorized at December 31, 2020; 49,100,928 shares issued and outstanding as of December 31, 2020; (liquidation preference of $396,726 as of December 31, 2020)	—	376,404
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2021, none issued or outstanding as of June 30, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 150,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 90,288,407 and 34,089,186 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9	3
Additional paid-in capital	557,285	116,055
Accumulated deficit	(377,495)	(352,977)
Accumulated other comprehensive income (loss)	(12)	94
Total stockholders’ equity (deficit)	179,787	(236,825)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$277,108	$240,732

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenue	$74,576	$72,354	$155,607	$144,726
Cost of revenue	47,633	45,867	100,284	92,434
Gross profit	26,943	26,487	55,323	52,292
Operating expenses
Selling, general and administrative	30,091	14,940	46,788	29,646
Marketing	14,009	10,625	28,182	19,818
Research and development	2,345	1,100	3,991	2,266
Total operating expenses	46,445	26,665	78,961	51,730
Operating income (loss)	(19,502)	(178)	(23,638)	562
Interest and other income (expense), net	(510)	(175)	(836)	(334)
Income (loss) before provision for income taxes	(20,012)	(353)	(24,474)	228
Income tax provision	22	22	44	44
Net income (loss)	$(20,034)	$(375)	$(24,518)	$184
Net income (loss) per share attributable to common stockholders:
Basic	$(0.17)	$(0.01)	$(0.32)	$0.00
Diluted	$(0.17)	$(0.01)	$(0.32)	$0.00
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	68,079,387	34,069,346	51,184,615	34,065,173
Diluted	68,079,387	34,069,346	51,184,615	35,064,356

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	(24)	169	(106)	162
Comprehensive income (loss)	$(20,058)	$(206)	$(24,624)	$346

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at December 31, 2019	49,100,928	$376,404	34,033,074	$3	$108,109	$(338,511)	$122	$(230,277)
Net income	—	—	—	—	—	559	—	559
Other comprehensive loss	—	—	—	—	—	—	(7)	(7)
Stock options exercised	—	—	29,420	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,923	—	—	1,923
Balances at March 31, 2020	49,100,928	$376,404	34,062,494	$3	$110,045	$(337,952)	$115	$(227,789)
Net loss	—	—	—	—	—	(375)	—	(375)
Other comprehensive loss	—	—	—	—	—	—	169	169
Stock options exercised	—	—	21,500	—	6	—	—	6
Stock-based compensation	—	—	—	—	2,325	—	—	2,325
Balances at June 30, 2020	49,100,928	$376,404	34,083,994	$3	$112,376	$(338,327)	$284	$(225,664)

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	49,100,928	$376,404	34,089,186	$3	$116,055	$(352,977)	$94	$(236,825)
Net loss	—	—	—	—	—	(4,484)	—	(4,484)
Other comprehensive loss	—	—	—	—	—	—	(82)	(82)
Stock options exercised	—	—	38,188	—	33	—	—	33
Stock-based compensation	—	—	—	—	1,838	—	—	1,838
Balances at March 31, 2021	49,100,928	$376,404	34,127,374	$3	$117,926	$(357,461)	$12	$(239,520)
Net loss	—	—	—	—	—	(20,034)	—	(20,034)
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)
Stock options exercised	—	—	53,694	—	295	—	—	295
Dividends paid ($0.42 per share)	—	—	—	—	(35,000)	—	—	(35,000)
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $12.2 million	—	—	6,451,613	1	91,038	—	—	91,039
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(49,100,928)	(376,404)	49,649,023	5	376,400	—		376,405
Vested restricted stock units	—	—	6,703	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,626	—	—	6,626
Balances at June 30, 2021	—	$—	90,288,407	$9	$557,285	$(377,495)	$(12)	$179,787

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(24,518)	$184
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,117	2,557
Stock-based compensation	8,464	4,248
Other	93	39
Changes in assets and liabilities:
Accounts receivable, net	(4,601)	3,083
Inventories	(5,744)	667
Prepaid expenses and other assets	(4,507)	(1,896)
Accounts payable, accrued expenses and other long-term liabilities	(3,969)	4,721
Deferred revenue	58	(117)
Net cash (used in) provided by operating activities	(32,607)	13,486
Cash flows from investing activities
Purchases of short-term investments	(54,009)	(4,459)
Proceeds from sales of short-term investments	25,362	5,830
Proceeds from maturities of short-term investments	9,207	31,932
Purchases of property and equipment	(100)	(56)
Net cash (used in) provided by investing activities	(19,540)	33,247
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting commissions and discounts	96,517	—
Dividends paid	(35,000)	—
Proceeds from exercise of stock options	328	19
Payment of initial public offering costs	(4,892)	—
Payments on lease obligations	(568)	(496)
Net cash provided by (used in) financing activities	56,385	(477)
Net increase in cash, cash equivalents and restricted cash	4,238	46,256
Cash, cash equivalents and restricted cash
Beginning of the period	37,200	13,543
End of the period	$41,438	$59,799

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$41,438	$51,858
Restricted cash, current	—	1,313
Restricted cash, non-current	—	6,628
Total cash, cash equivalents and restricted cash	$41,438	$59,799

Supplemental disclosures of noncash activities
Equipment acquired under capital lease obligations	$95	$46
Deferred IPO costs included in accounts payable and accrued expenses	$585	$—
Capital expenditures included in accounts payable and accrued expenses	$9	$18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2021
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
Initial Public Offering

The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on May 4, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market on May 5, 2021. On May 7, 2021, the Company completed its IPO of 25,807,000 shares of the Company's common stock, $0.0001 par value per share at an offering price of $16.00 per share. The Company sold 6,451,613 shares and certain existing stockholders sold an aggregate of 19,355,387 shares. The Company received aggregate net proceeds of approximately $91.0 million after deducting underwriting discounts and commissions of $6.7 million and other offering expenses of $5.5 million, $0.6 million of which was unpaid at June 30, 2021. The Company granted the underwriters an option for a period of 30 days to purchase up to an additional 3,871,050 shares of common stock from the selling stockholders at $16.00 per share less the underwriting discounts and commissions. In May 2021, the underwriters fully exercised the option to purchase these additional shares from the selling stockholders. The Company did not receive any proceeds from the sale of shares of its common stock by the selling stockholders.

Upon completion of the IPO, the Company paid $9.5 million in cash bonuses to certain employees including members of management, as well as $0.2 million in related payroll taxes and expenses. Cash bonuses of $9.1 million were recorded in sales, general and administrative expenses and $0.4 million were recorded in research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2021.

Immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 49,100,928 shares of the Company’s redeemable convertible preferred stock then outstanding with a carrying value of $376.4 million were automatically converted into 49,649,023 shares of the Company’s common stock. Upon completion of the IPO, the Company recognized a gain for earnings per share purposes of $29.0 million from the conversion of redeemable convertible preferred stock to common stock. Following the completion of the IPO, the Company has one class of authorized and outstanding common stock.

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
The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. There have been no changes in the accounting policies from those disclosed in the audited consolidated financial statements and related notes for the year ended December 31, 2020.

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
Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates, which are subject to varying degrees of judgment, include the valuation of inventories, sales returns and allowances, allowances for doubtful accounts, valuation of short-term investments, valuation of build-to-suit lease, capitalized software, useful lives associated with long-lived assets, valuation allowances with respect to deferred tax assets, accruals and contingencies, recoverability of goodwill and long-lived assets, and the valuation and assumptions underlying stock-based compensation and common stock. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.
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
In light of the currently unknown ultimate duration and severity of COVID-19, the Company faces a greater degree of uncertainty than normal in making certain judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of the respective balance sheet dates and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro-Household & Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. The Company will continue to monitor and evaluate the uncertainty and volatility of these conditions and the ultimate impact on the Company’s inventory valuations in the future.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds. Restricted cash consisted of deposits in a bank account used to collateralize the letters of credit for certain lease arrangements. The Company is no longer required to post collateral in a restricted cash account. Refer to Note 6 included in these condensed consolidated financial statements for additional information on the restricted cash account.

Accounts Receivable

Accounts receivable is presented net of allowances. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides allowances as necessary for doubtful accounts. The allowance for doubtful accounts was $1.4 million as of June 30, 2021 and December 31, 2020.

Deferred IPO Costs
Deferred offering costs consist of costs incurred in connection with the sale of the Company’s common stock in its IPO, including certain legal, accounting, and other IPO-related costs. As of June 30, 2021, the deferred offering costs of $5.5 million were recorded in stockholders’ equity (deficit) as a reduction from the proceeds of the offering. As of December 31, 2020, deferred offering costs of $0.5 million had been recorded in other assets on the Company’s condensed consolidated balance sheets.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 as well as by improving consistent application of the topic by clarifying and amending existing guidance. For public business entities, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company does not expect ASC 740 to have a material impact on the Company’s consolidated financial statements.

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
(In thousands)
Digital	$34,820	$46,065	$77,281	$87,561
Retail	39,756	26,289	78,326	57,165
Total revenue	$74,576	$72,354	$155,607	$144,726

Revenue by product category:	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
(In thousands)
Diapers and wipes	$47,831	$48,744	$97,404	$99,227
Skin and personal care	23,866	20,558	50,111	39,040
Household and wellness	2,879	3,052	8,092	6,459
Total revenue	$74,576	$72,354	$155,607	$144,726
Non-Monetary Transaction

In March 2021, the Company entered into $4.0 million in trade agreements with a vendor for the exchange of legacy beauty inventory for future marketing and transportation credits. The fair value of the marketing and transportation credits are recognized as revenue, with the corresponding asset included in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years, with an option to extend for another two years if agreed upon by both parties. For the three and six months ended June 30, 2021, the Company recognized $0.5 million and $3.9 million, respectively, of revenue and $0.3 million and $2.2 million, respectively, of associated cost of revenue based on timing of delivery of goods. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they are determinable. During the three and six months ended June 30, 2021, the Company recorded no impairment losses related to these credits and an immaterial amount of credits have been used.

4.     Investments

As of June 30, 2021 and December 31, 2020, all investments in debt securities are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of June 30, 2021 and December 31, 2020, the Company held $36.9 million and $27.5 million, respectively, of investments with contractual maturities of less than one year. As of June 30, 2021 and December 31, 2020, the Company held $16.8 million and $6.9 million, respectively, of investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss). The following table summarizes the Company’s available-for-sale investments:

	As of June 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$22,787	$1	$(12)	$22,776
Certificates of deposit	24,904	—	(3)	24,901
U.S. government and agency securities	5,995	1	—	5,996
Total investments	$53,686	$2	$(15)	$53,673

	As of December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$22,894	$58	$(3)	$22,949
Commercial paper	538	—	—	538
Certificates of deposit	4,447	1	—	4,448
U.S. government and agency securities	6,452	38	—	6,490
Total investments	$34,331	$97	$(3)	$34,425

Realized gains and losses on investments in debt securities were immaterial for the three and six months ended June 30, 2021 and 2020.

5.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$17,300	$—	$—	$17,300
Corporate bonds(1)	—	433	—	433
Certificates of deposit(1)	—	3,500	—	3,500
Total cash equivalents	17,300	3,933	—	21,233
Short-term investments
Corporate bonds	—	22,776	—	22,776
Certificates of deposit	—	24,901	—	24,901
U.S. government and agency securities	—	5,996	—	5,996
Total short-term investments	—	53,673	—	53,673
Total	$17,300	$57,606	$—	$74,906
(1) Consists of short-term corporate bonds and certificates of deposit with stated maturities of three months or less.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$12,696	$—	$—	$12,696
Total cash equivalents	12,696	—	—	12,696
Short-term investments
Corporate bonds	—	22,949	—	22,949
Commercial paper	—	538	—	538
Certificates of deposit	—	4,448	—	4,448
U.S. government and agency securities	—	6,490	—	6,490
Total short-term investments	—	34,425	—	34,425
Total	$12,696	$34,425	$—	$47,121

The carrying amounts for the Company’s accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.
6.     Credit Facilities

On June 4, 2020, the Company terminated its Asset Backed Loan facility (“ABL Revolver”). The Company had no outstanding borrowings under the ABL Revolver immediately prior to termination. Upon termination of the ABL Revolver, the Company was required to post collateral of $7.9 million in a restricted cash account to collateralize the letters of credit related to certain facility leases. As of December 31, 2020, the letters of credit issued related to facility leases of $7.7 million were collateralized by the Company’s restricted cash of $7.9 million. Upon entering into the 2021 Credit Facility (defined below), the Company is no longer required to maintain collateral in a restricted cash account.
2021 Credit Facility

In April 2021, the Company entered into a first lien credit agreement (“2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures April 2026. The 2021 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduces the amount available under the 2021 Credit Facility. The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. The Company expensed the commitment fee and included it in interest and other expense, net in the consolidated statement of operations and comprehensive income (loss). For the three and six months ended June 30, 2021, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility is, at the Company’s option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period. As of June 30, 2021, there was no outstanding balance under the 2021 Credit Facility.

The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a total net leverage ratio of not more than 3.50:1.00 during the periods set forth in the 2021 Credit Facility. Failure to do so, unless waived by the lenders under the 2021 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2021 Credit Facility. As of June 30, 2021, the Company was in compliance with the net leverage ratio covenant.

7.     Accrued Expenses

Accrued expenses consisted of the following as of:

	June 30, 2021	December 31, 2020
(In thousands)
Payroll and payroll related expenses	$1,750	$6,115
Accrued inventory purchases	4,330	4,588
Accrued returns	1,983	2,585
Other accrued expenses	9,549	8,934
Total accrued expenses	$17,612	$22,222

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

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021 the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter is $0.7 million including penalties and interest, for which the Company has recorded an accrual of $0.6 million in accrued expenses on the consolidated balance sheets as of June 30, 2021 and December 31, 2020. During the three and six months ended June 30, 2021, the Company recorded interest expense of $0.1 million in interest and other expense, net on the consolidated statement of operations and comprehensive income (loss). The Company filed its Notice of Appeal on July 1, 2021.

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

On January 28, 2021, Rosaura Navar filed a putative class action complaint (Rosaura Navar, et al. v. The Honest Company, Inc.—Los Angeles County Superior Court, Case No. 21STCV03381) alleging that the Company violated California’s Unfair Competition Law by failing to comply with California’s Automatic Renewal Law. The complaint demands restitution, injunctive and declaratory relief. This matter was settled in April 2021 for an immaterial amount. The loss on settlement was recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company is not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of June 30, 2021 and December 31, 2020, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

9.Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity for the three months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2021	17,829,264	$5.24
Granted	—	$—
Exercised	(53,694)	$5.49
Forfeited	(99,007)	$5.34
Outstanding at June 30, 2021	17,676,563	$5.24

From 2018 to 2020, the Company granted stock options that vest based upon achieving a qualifying liquidity event, provided the employee remains employed on the date the vesting condition is satisfied. In conjunction with the IPO, 2,442,918 stock option awards with a weighted average exercise price of $5.54 vested based on the achievement of the IPO qualifying liquidity event, which resulted in the recognition of stock-based compensation expense of $3.1 million during the three and six months ended June 30, 2021.

2021 Equity Incentive Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. All equity-based awards granted on or after the effectiveness of the 2021 Plan will be granted under the 2021 Plan. The 2021 Plan provides for grants of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any of its affiliates’ employees and consultants. Initially, the maximum number of shares of the Company’s common stock that may be issued under its 2021 Plan will not exceed 25,025,580 shares of the Company’s common stock. In addition, the number of shares of the Company’s common stock reserved for issuance under its 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors prior to the date of the increase. The maximum number of shares of the Company’s common stock that may be issued on the exercise of ISOs under its 2021 Plan is 75,100,000 shares.

RSU Awards

The following table summarizes the RSU activity for the six months ended June 30, 2021:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2020	—	—	$—	$—
Granted(1)	110,267	2,605,555	$16.00	$14.31
Vested	6,703	—	$16.00	$—
Forfeited	—	—	$—	$—
Unvested RSUs at June 30, 2021	116,970	2,605,555	$16.00	$14.31

(1) Includes 200,000 RSUs granted to an officer of the Company in February 2021 under the 2011 Stock Incentive Plan.

As of June 30, 2021, there was $36.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.12 years.

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The Company authorized the issuance of 1,175,000 shares of common stock under the 2021 ESPP. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031 by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,525,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase common stock at a discounted price per share.

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. The first offering period under the 2021 ESPP commenced in May 2021. For the three and six months ended June 30, 2021, no shares were purchased under the 2021 ESPP.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

For the three months ended June 30, 2021

Expected life of options (in years)	0.50
Expected stock price volatility	54.83%
Risk free interest rate	0.04%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$4.86

Stock-based Compensation Expense
Stock-based compensation expense related to RSU awards, ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
(In thousands)
Selling, general and administrative	$6,194	$2,242	$7,942	$4,087
Research and development	432	83	522	161
Total stock-based compensation expense	$6,626	$2,325	$8,464	$4,248

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for share and per share values)	2021	2020	2021	2020
Numerator:
Net income (loss)	$(20,034)	$(375)	$(24,518)	$184
Less: undistributed earnings allocated to redeemable convertible preferred stock	—	—	—	(109)
Add: gain on conversion of preferred stock(1)	28,994	—	28,994	—
Less: dividends paid to preferred stockholders(2)	(20,637)	—	(20,637)	—
Net income (loss) attributable to common stockholders - basic	$(11,677)	$(375)	$(16,161)	$75
Add: undistributed earnings reallocated to common stockholders	—	—	—	2
Net income (loss) attributable to common stockholders - diluted	$(11,677)	$(375)	$(16,161)	$77

Denominator:
Weighted average shares of common stock outstanding - basic	68,079,387	34,069,346	51,184,615	34,065,173
Add: effect of dilutive stock options	—	—	—	999,183
Weighted average shares of common stock outstanding - diluted	68,079,387	34,069,346	51,184,615	35,064,356

Net income (loss) per share, attributable to common shareholders:
Basic	$(0.17)	$(0.01)	$(0.32)	$0.00
Diluted	$(0.17)	$(0.01)	$(0.32)	$0.00

(1) The conversion price of the Company’s Series C and Series D redeemable convertible preferred stock was adjusted as the offering price in the initial public offering was below a certain threshold resulting in the preferred stockholders receiving a fixed dollar amount on conversion settled into a variable number of shares, or a stock-settled redemption feature. Upon the settlement of this redemption feature, the Company recorded a gain on extinguishment of the redeemable convertible preferred stock of $29.0 million as an adjustment to net loss to arrive at net loss attributable to common stockholders to calculate earnings per share. The extinguishment gain was measured as the difference between the carrying amount of the redeemable convertible preferred stock and the fair value of common stock upon the IPO date that the preferred stock converted into.
(2) In April 2021, the Company's board of directors declared a cash dividend of $35.0 million to the holders of record of our common stock as of May 3, 2021, that was contingent upon the closing of the Company's IPO. On June 29, 2021, the Company paid the dividend, of which $20.6 million was paid to the holders of the Company's redeemable convertible preferred stock.

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock(1)	—	49,100,928	—	49,100,928
Stock options to purchase common stock	17,676,563	17,414,024	17,676,563	11,963,528
Unvested restricted stock units	2,709,119	—	2,709,119	—
Employee stock purchase plan	30,789	—	30,789	—
Total	20,416,471	66,514,952	20,416,471	61,064,456

(1) Immediately prior to the completion of the IPO, 49,100,928 outstanding shares of redeemable convertible preferred stock with a carrying value of $376.4 million converted into 49,649,023 shares. of common stock.

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
During the three and six months ended June 30, 2021 and 2020, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the consolidated statement of operations and comprehensive income (loss).

12.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.2 million and $0.3 million, respectively, of advertising costs for the three and six months ended June 30, 2021, and $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2020 which is reported as marketing expense in the Company’s consolidated statements of comprehensive income (loss).

13.     Subsequent Events

None.

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

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 64%, 32%, and 4%, respectively, of our revenue for the three months ended June 30, 2021, compared to 67%, 28%, and 5%, respectively, of our revenue for the three months ended June 30, 2020, and 63%, 32%, and 5%, respectively, of our revenue for the six months ended June 30, 2021, compared to 69%, 27%, and 4%, respectively, of our revenue for the six months ended June 30, 2020. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.
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

Our omnichannel approach seeks to meet consumers however they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our retail accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Costco, Target and Amazon in 2013, 2014 and 2017, respectively. For the three months ended June 30, 2021, we generated 47% and 53% of our revenue from our Digital and Retail channels, respectively, compared to 64% and 36%, respectively, for the three months ended June 30, 2020. For the six months ended June 30, 2021, we generated 50% and 50% of our revenue from our Digital and Retail channels, respectively, compared to 61% and 39%, respectively, for the six months ended June 30, 2020. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise the rest of our Digital channel, and our Retail channel, which includes leading retailers and their websites. Our products can be found in approximately 32,000 retail locations across the United States, Canada and Europe. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe is not easily replicated by our competitors.
Innovation Strategy

Our Innovation Strategy was implemented in 2017, in order to reposition us for long-term success. In the first two years of implementing the Innovation Strategy, we underwent a period of transition during which we executed on portfolio simplification, product innovation and accelerated our shift from digital to omnichannel.

Initial Public Offering

On May 7, 2021, we completed our IPO of 25,807,000 shares of our common stock at a stock price of $16.00 per share, resulting in aggregate net proceeds to us of approximately $91.0 million, after deducting the underwriting discount and commissions of $6.7 million and offering expenses of $5.5 million, $0.6 million of which was unpaid at June 30, 2021. We sold 6,451,613 shares and certain existing stockholders sold an aggregate of 19,355,387 shares. We granted the underwriters an option for a period of 30 days to purchase up to an additional 3,871,050 shares of common stock from the selling stockholders at $16.00 per share less the underwriting discounts and commissions. In May 2021, the underwriters fully exercised the option to purchase these additional shares from the selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders.

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

Continued Product Category Growth

Our product mix is a driver of our financial performance given our focus on accretive product launches and innovation to increase product margins. Even though our growth strategy aims to boost sales across all categories, we intend to prioritize growth in Skin and Personal Care given its attractive margin characteristics and leverage our brand equity and consumer insights to extend into new adjacent product categories. Since we launched our Innovation Strategy, we have enhanced our product portfolio by strategically discontinuing certain products and making calculated extensions within our three product categories. These product changes have contributed to our revenue and margin growth.

Continued Execution of Omnichannel Strategy

The continued execution of our omnichannel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to drive increased consumer traffic to our flagship digital platform, Honest.com, as it is a valuable tool for creating direct connections with our consumers, influencing brand experience and understanding consumer preference and behavior. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. We will continue to pursue partnerships with a wide variety of retailers, including online retailers, big-box retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period. For example, in the second quarter of fiscal 2021, we experienced volatility in orders from a key digital partner that reduced its inventory on-hand in consumables to free up space for other products ahead of a major promotional event, which caused revenue from that partner to decline by $6.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. We are working with this digital partner on a new arrangement, including whether to allow them to set up a fulfillment operation inside one of our warehouses. Even if we execute a new arrangement with this digital partner, inventory levels at this partner may remain lower than historical levels.

Operational and Marketing Efficiency

To grow our business, we intend to continue to improve our operational and marketing efficiency, which includes attracting new consumers, increasing community engagement and improving fulfillment and distribution operations. We invest significant resources in marketing and content generation, use a variety of brand and performance marketing channels and work continuously to improve brand exposure at our retail partners to acquire new consumers. It is important to maintain reasonable costs for these marketing efforts relative to the revenue we expect to derive from our consumers. We leverage our proprietary Honest Omni-Analytics to generate valuable consumer insights that guide our omnichannel strategy and inform our marketing spend optimization. Our future success depends in part on our ability to effectively attract consumers on a cost-efficient basis and achieve efficiencies in our operations.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in a conscious lifestyle has contributed to significant demand for our products. Further, the rise in digital shopping has complemented our flagship digital platform, Honest.com, our presence with third-party ecommerce players and our Retail partners’ websites. In 2021, we have seen a significant shift from Digital to Retail as more consumers have become vaccinated and have chosen to return to in-store shopping. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, could result in fluctuations in our operating results.

Impact of COVID-19

The COVID-19 pandemic caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are uncertain.
As a result of the COVID-19 pandemic, our headquarters has been temporarily closed but we are beginning to reopen in a limited capacity. We have also implemented travel restrictions. These actions represent a significant change in how we operate our business, but we believe that we successfully navigated this transition. In an effort to provide a safe work environment for our employees, we have implemented various social distancing measures, including replacing many in-person meetings with virtual interactions. We will continue to take actions as may be required or recommended by government or health authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.
We have experienced relatively minor impacts on our inventory availability and delivery capacity since the outbreak, none of which has materially impacted our ability to service our consumers and retail and third-party ecommerce customers. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth in the face of the pandemic. We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our consumers and retail and third-party ecommerce customers.

We believe COVID-19 has been one of the drivers of demand in our Digital channel as consumers shifted to online shopping amid the pandemic. Additionally, in 2020 our Household and Wellness product category benefited from increasing demand for sanitization products. In response, we accelerated our development timeline for certain product launches, launching our disinfecting spray and alcohol wipes in 2020. In 2021, we have seen a decrease in consumer demand as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. We have also seen increased consumer willingness to return to in-store shopping as the economy opens and more of the population is vaccinated. This has driven a channel shift and demand acceleration driving revenue growth within our Retail channel in 2021.
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

In 2019 we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we license certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. Butterblu operates and maintains our baby apparel offerings independently through the honestbabyclothing.com website. Our baby apparel offerings and our agreement with Butterblu are not currently material to our business and not expected to be material in the future. For the three and six months ended June 30, 2021, we collected $0.2 million and $0.5 million, respectively, in royalty revenue. For the three and six months ended June 30, 2020, we did not collect any royalty revenue under this agreement due in part because we granted Butterblu temporary payment relief.
Cost of Revenue
Cost of revenue includes the purchase price of merchandise sold to customers, inbound and outbound shipping and handling costs, freight and duties, shipping and packaging supplies, credit card processing fees and warehouse fulfillment costs incurred in operating and staffing warehouses, including rent. Cost of revenue also includes depreciation and amortization for warehouse fulfillment facilities and equipment, allocated overhead and direct and indirect labor for warehouse personnel.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Selling, general and administrative expenses also include technology expenses, professional fees, facility costs, including insurance, utilities and rent relating to our headquarters, depreciation and amortization and overhead costs. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business and organizational capabilities. We will also incur additional costs for employees and third-party professional fees related to operating as a public company and costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services.
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
IPO-Related Expenses
In December 2020, we paid bonuses totaling $9.5 million to certain employees, including members of management, relating to preparation of our IPO, and after the closing of the IPO, we paid an additional $9.5 million in bonuses to certain employees, including members of management, which we collectively refer to as the IPO Bonuses, excluding in each case payroll taxes and expenses. The IPO Bonuses were recognized in selling, general and administrative and research and development expense. In addition, upon the effective date of the registration statement for our IPO in May 2021, we recognized stock-based compensation expense in selling, general and administrative and research and development expenses of $3.1 million related to certain performance and market-based stock options that vested upon this liquidity event and $0.2 million related to certain restricted stock units.
Interest and Other Income (Expense), Net
Interest income consists primarily of interest income earned on our short-term investments and our cash and cash equivalents balances. Interest expense consists primarily of the portion of rent payments recognized as imputed interest expense under build-to-suit accounting associated with our leasing arrangements.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
(In thousands)
Revenue	$74,576	$72,354	$155,607	$144,726
Cost of revenue	47,633	45,867	100,284	92,434
Gross profit	26,943	26,487	55,323	52,292
Operating expenses
Selling, general and administrative(1)	30,091	14,940	46,788	29,646
Marketing	14,009	10,625	28,182	19,818
Research and development(1)	2,345	1,100	3,991	2,266
Total operating expenses	46,445	26,665	78,961	51,730
Operating income (loss)	(19,502)	(178)	(23,638)	562
Interest and other income (expense), net	(510)	(175)	(836)	(334)
Income (loss) before provision for income taxes	(20,012)	(353)	(24,474)	228
Income tax provision	22	22	44	44
Net income (loss)	$(20,034)	$(375)	$(24,518)	$184
(1)    Includes stock-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
(In thousands)
Selling, general and administrative	$6,194	$2,242	$7,942	$4,087
Research and development	432	83	522	161
Total	$6,626	$2,325	$8,464	$4,248
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue*:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	63.9	63.4	64.4	63.9
Gross profit	36.1	36.6	35.6	36.1
Operating expenses
Selling, general and administrative	40.3	20.6	30.1	20.5
Marketing	18.8	14.7	18.1	13.7
Research and development	3.1	1.5	2.6	1.6
Total operating expenses	62.3	36.9	50.7	35.7
Operating income (loss)	(26.2)	(0.1)	(15.2)	0.4
Interest and other income (expense), net	(0.7)	(0.2)	(0.5)	(0.2)
Income (loss) before provision for income taxes	(26.8)	(0.4)	(15.7)	0.2
Income tax provision	—	—	—	—
Net income (loss)	(26.9)%	(0.4)%	(15.8)%	0.1%

* Amounts may not sum due to rounding.

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$47,831	$48,744	$(913)	(1.9)%	$97,404	$99,227	$(1,823)	(1.8)%
Skin and Personal Care	23,866	20,558	3,308	16.1	50,111	39,040	11,071	28.4
Household and Wellness	2,879	3,052	(173)	(5.7)	8,092	6,459	1,633	25.3
Total Revenue	$74,576	$72,354	$2,222	3.1%	$155,607	$144,726	$10,881	7.5%

	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$34,820	$46,065	$(11,245)	(24.4)%	$77,281	$87,561	$(10,280)	(11.7)%
Retail	39,756	26,289	13,467	51.2	78,326	57,165	21,161	37.0
Total Revenue	$74,576	$72,354	$2,222	3.1%	$155,607	$144,726	$10,881	7.5%

Revenue was $74.6 million for the three months ended June 30, 2021, as compared to $72.4 million for the three months ended June 30, 2020. The increase of $2.2 million, or 3.1%, was primarily due to a $3.3 million increase in revenue from Skin and Personal Care products, offset by a $0.9 million decrease in revenue from Diapers and Wipes and a $0.2 million decrease in revenue from Household and Wellness products. The revenue increase from Skin and Personal Care was primarily driven by increased sales volume in our products across the Retail channel as a result of continued investment in marketing innovation, our Content, Community, Commerce marketing strategy and incremental merchandising programs with our retail partners. Diapers and Wipes revenue decreased as we saw lower wipes consumption across channels during the three months ended June 30, 2021, as compared to the significant wipes stock-up behavior during the initial stages of the COVID-19 pandemic during the three months ended June 30, 2020. As we rolled out and invested in our Clean, Conscious Diaper innovation, diaper revenue increased mid-single digits in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Household and Wellness revenue was down due to a decrease in overall consumer demand for sanitization and disinfecting products during the three months ended June 30, 2021, as compared to higher consumption during the initial stages of the COVID-19 pandemic during the three months ended June 30, 2020.

Revenue was $155.6 million for the six months ended June 30, 2021, as compared to $144.7 million for the six months ended June 30, 2020. The increase of $10.9 million, or 7.5%, was primarily due to a $11.1 million increase in revenue from Skin and Personal Care products and a $1.6 million increase in revenue from Household and Wellness products, offset by a $1.8 million decrease in revenue from Diapers and Wipes. The revenue increase from Skin and Personal Care was primarily driven by increased sales volume on our products across the Retail channel as a result of continued investment in marketing innovation, our Content, Community, Commerce marketing strategy, expanded distribution and merchandising programs with our retail partners and improved retail unit volume, including $3.9 million through the non-monetary sale of our legacy beauty inventory in exchange for future marketing and transportation credits. The revenue growth from Household and Wellness was primarily driven by our new product innovations in sanitization and disinfecting that were introduced in the second half of 2020, offset by a decrease in overall consumer demand for sanitization and disinfecting products as more consumers became vaccinated against COVID-19 during the six months ended June 30, 2021. Diapers and Wipes revenue decreased as we saw lower wipes consumption across channels in the six months ended June 30, 2021, as compared to the significant wipes stock-up behavior during the six months ended June 30, 2020. This decrease in wipes was offset by an increase in sales volume of our diaper business with our new Clean Conscious Diaper innovation.

Revenue growth increased in our Retail channel for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, primarily due to the continued channel shift to Retail as sales across products saw higher volumes with our retail partners as compared to the higher digital penetration we saw during the initial stages of the COVID-19 pandemic during the three and six months ended June 30, 2020. In addition to this shift, we also saw continued retail distribution expansion, additional merchandising programs and overall increases in retail unit volume with our retail partners. The reduction in revenue in our Digital channel was primarily due to the Retail channel shift and a reduction in inventory on-hand by a key digital partner who cut inventory in consumables in the second quarter of 2021 to free up space for other products ahead of a major promotional event. Therefore, for this key digital partner, shipments were down for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, whereas consumption to this customer’s end consumer increased during that same period.

Cost of Revenue and Gross Profit

	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
Cost of revenue	$47,633	$45,867	$1,766	3.9%	$100,284	$92,434	$7,850	8.5%
Gross profit	$26,943	$26,487	$456	1.7%	$55,323	$52,292	$3,031	5.8%

Cost of revenue was $47.6 million for the three months ended June 30, 2021, as compared to $45.9 million for the three months ended June 30, 2020. The increase of $1.8 million, or 3.9%, was primarily due to increased product costs, offset by a decrease in shipping and fulfillment expenses as we saw the shift in revenue from our Digital channel to our Retail channel. Cost of revenue as a percentage of revenue increased by 48 basis points primarily due to a more normalized level of trade spend and higher input costs as compared to the three months ended June 30, 2020.

Gross profit was $26.9 million for the three months ended June 30, 2021, as compared to $26.5 million for the three months ended June 30, 2020. The increase of $0.5 million, or 1.7%, was primarily due to the increased sales of our products primarily from Skin and Personal Care.

Cost of revenue was $100.3 million for the six months ended June 30, 2021, as compared to $92.4 million for the six months ended June 30, 2020. The increase of $7.9 million, or 8.5%, was primarily due to increased product costs and fulfillment expenses associated with the increased sales of our products. Cost of revenue as a percentage of revenue increased by 58 basis points primarily due to a more normalized level of trade spend and higher input costs as compared to the six months ended June 30, 2020.

Gross profit was $55.3 million for the six months ended June 30, 2021, as compared to $52.3 million for the six months ended June 30, 2020. The increase of $3.0 million, or 5.8%, was primarily due to the increased sales of our products primarily from Skin and Personal Care and Household and Wellness.

Operating Expenses
Selling, General and Administrative Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$30,091	$14,940	$15,151	101.4%	$46,788	$29,646	$17,142	57.8%

Selling, general and administrative expenses were $30.1 million for the three months ended June 30, 2021 as compared to $14.9 million for the three months ended June 30, 2020. The increase of $15.2 million, or 101.4%, was primarily due to a $9.1 million bonus payment to certain employees, including members of management, excluding in each case payroll taxes and expenses, as well as an increase of $3.7 million in stock-based compensation expense related to the IPO.

Selling, general and administrative expenses were $46.8 million for the six months ended June 30, 2021 as compared to $29.6 million for the six months ended June 30, 2020. The increase of $17.1 million, or 57.8%, was primarily due to a $9.1 million bonus payment to certain employees, including members of management, excluding in each case payroll taxes and expenses, as well as an increase of $3.6 million in stock-based compensation expense, $1.5 million in audit fees and $1.0 million in legal expenses all related to the preparation of becoming a public company.

Marketing Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
Marketing	$14,009	$10,625	$3,384	31.8%	$28,182	$19,818	$8,364	42.2%

Marketing expenses were $14.0 million for the three months ended June 30, 2021, as compared to $10.6 million for the three months ended June 30, 2020. The increase of $3.4 million, or 31.8%, was primarily due to an increase of $1.2 million in retail marketing expenses and an increase of $1.1 million in digital advertising expenses. The increase in retail marketing expense was driven in part by the launch of our Clean Conscious Diaper, as well as by marketing for a key digital partner’s promotional event. The increase in digital advertising expenses drove our Content, Community, Commerce marketing strategy within Skin and Personal Care and Diapers and Wipes.

Marketing expenses were $28.2 million for the six months ended June 30, 2021, as compared to $19.8 million for the six months ended June 30, 2020. The increase of $8.4 million, or 42.2%, was primarily due to an increase of $3.5 million in retail marketing expenses, $2.4 million in digital advertising expenses and $1.0 million in video and photo production costs. The increase in retail marketing expense was driven in part by the launch of our Clean Conscious Diaper in January 2021, as well as by marketing for a key digital partner’s promotional event. The increase in digital advertising expenses drove our Content, Community, Commerce marketing strategy within Skin and Personal Care and Diapers and Wipes. The increase in video and production costs were primarily related to our new innovations and other promotional events, including the Clean Conscious Diaper, incurred during the second quarter of 2021.

Research and Development Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
Research and development	$2,345	$1,100	$1,245	113.2%	$3,991	$2,266	$1,725	76.1%

Research and development expenses were $2.3 million for the three months ended June 30, 2021, as compared to $1.1 million for the three months ended June 30, 2020. The increase of $1.2 million, or 113.2%, was primarily due to an increase in employee expenses, product development expenses, as well as clinical and claims testing and pilot trial expenses. The increase in employee expenses was driven by a $0.4 million bonus payment to certain employees, including management, excluding in each case payroll taxes and expenses, in connection with the IPO, as well as an increase of $0.4 million in stock-based compensation related to the IPO.

Research and development expenses were $4.0 million for the six months ended June 30, 2021, as compared to $2.3 million for the six months ended June 30, 2020. The increase of $1.7 million, or 76.1%, was primarily due to an increase in employee expenses, product development expenses, as well as clinical and claims testing and pilot trial expenses. The increase in employee expenses was driven by a $0.4 million bonus payment to certain employees, including management, excluding in each case payroll taxes and expenses, in connection with the IPO, as well as an increase of $0.4 million in stock-based compensation related to the IPO.

Interest and Other Income (Expense), Net

	For the three months ended June 30,				For the six months ended June 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
Interest and other income (expense), net	$(510)	$(175)	$(335)	191.4%	$(836)	$(334)	$(502)	150.3%
Interest and other income (expense), net was net expense of $0.5 million for the three months ended June 30, 2021, as compared to net expense of $0.2 million for the three months ended June 30, 2020. The increase of $0.3 million, or 191.4%, was primarily due to a decrease in interest income on our short-term investments due to a lower average investment balance and lower average interest rates, as well as interest expense on a litigation matter.
Interest and other income (expense), net was net expense of $0.8 million for the six months ended June 30, 2021, as compared to net expense of $0.3 million for the six months ended June 30, 2020. The increase of $0.5 million, or 150.3%, was primarily due to a decrease in interest income on our short-term investments due to a lower average investment balance and lower average interest rates, as well as interest expense on a litigation matter.
Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. To date, our available liquidity and operations have been financed primarily through the sale of redeemable convertible preferred stock, equity securities and to a lesser extent, debt financing. As of June 30, 2021, we had $41.4 million of cash and cash equivalents and $53.7 million of short-term investments. Although we are dependent on our ability to raise capital or generate sufficient cash flow from operations to achieve our business objectives, we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

2021 Credit Facility

In April 2021, we entered into a first lien credit agreement (the “2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility maturing five years from the date of the 2021 Credit Facility. The 2021 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduces the amount available under the 2021 Credit Facility.

The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn potion of the revolving credit facility. The interest rate applicable to the 2021 Credit Facility is, at our option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period.

The 2021 Credit Facility terminates and borrowings thereunder, if any, will be due in full five years from the date of the 2021 Credit Facility. As of June 30, 2021, there was no outstanding balance under the 2021 Credit Facility. We are required to follow certain covenants. As of August 9, 2021, we were in compliance with all covenants under the 2021 Credit Facility.

Refer to Note 6 included in these condensed consolidated financial statements for more information on the 2021 Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the six months ended June 30,
(In thousands)	2021	2020
Net cash (used in) provided by operating activities	$(32,607)	$13,486
Net cash (used in) provided by investing activities	$(19,540)	$33,247
Net cash provided by (used in) financing activities	$56,385	$(477)
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
Net cash used in operating activities of $32.6 million for the six months ended June 30, 2021 was primarily due to net loss of $24.5 million, non-cash adjustments of $10.7 million and a net decrease in cash related to changes in operating assets and liabilities of $18.8 million. Non-cash adjustments primarily consisted of stock-based compensation of $8.5 million and depreciation and amortization of $2.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $5.7 million increase in inventory due to timing of inventory purchases, $4.6 million increase in accounts receivable due to increase in sales from retail customers, $4.5 million increase in prepaid expenses and other assets due to timing of payments, as well as the non-monetary sale of our legacy beauty inventory for future marketing and transportation credits and a $4.0 million use of cash due to the timing of payments associated with our accounts payable and operating leasing obligations.

Net cash provided by operating activities of $13.5 million for the six months ended June 30, 2020 was primarily due to net income of $0.2 million, non-cash adjustments of $6.8 million and a net decrease in cash related to changes in operating assets and liabilities of $6.5 million. Non-cash adjustments primarily consisted of stock-based compensation of $4.2 million and depreciation and amortization of $2.6 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $4.7 million increase in accounts payable and operating leasing obligations due to the timing of associated payments, a $3.1 million decrease in accounts receivable due to timing of cash collection from retail customers and a $0.7 million decrease in inventory due to the timing of inventory purchases. This use of cash was partially offset by a $1.9 million increase in prepaid expenses and other assets.

Investing Activities

Our primary source of investing cash is the sale and maturity of short-term investments and our primary use of investing cash is the purchase of short-term investments and property and equipment.

Net cash used in investing activities of $19.5 million for the six months ended June 30, 2021 was due to purchases of short-term investments of $54.0 million, offset by proceeds from the sales and maturities of short-term investments of $25.4 million and $9.2 million, respectively.

Net cash provided by investing activities of $33.2 million for the six months ended June 30, 2020 was due to maturities and sales of short-term investments of $31.9 million and $5.8 million, respectively, net of purchases of short-term investments of $4.5 million.

Financing Activities

Our financing activities primarily consisted of payments of deferred offering cost, stock option awards exercises and principal payments of financing lease obligations.

Net cash provided by financing activities of $56.4 million for the six months ended June 30, 2021 primarily consisted of proceeds from our IPO of $96.5 million net of underwriting discounts and commissions, offset by dividend payments of $35.0 million and payments of offering cost in connection with our IPO of $4.9 million.

Net cash used in financing activities of $0.5 million for the six months ended June 30, 2020 primarily consisted of principal payments of financing lease obligations of $0.5 million.

Dividends

In April 2021, our board of directors declared a cash dividend of $35.0 million to the holders of record of our common stock and our redeemable convertible preferred stock as of May 3, 2021, which we paid on June 29, 2021 (the “2021 Dividend”). Other than the 2021 Dividend, we have not declared or paid cash dividends on our capital stock, and we do not anticipate declaring or paying any cash dividends other than the 2021 Dividend in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including any restrictions in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant. The 2021 Credit Facility contains restrictions on our ability to pay dividends.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(20,034)	$(375)	$(24,518)	$184
Interest and other (income) expense, net	510	175	836	334
Income tax provision	22	22	44	44
Depreciation and amortization	1,027	1,328	2,117	2,557
Stock-based compensation	6,626	2,325	8,464	4,248
Innovation Strategy expenses(1)	—	—	—	571
Related IPO costs and other transaction-related expenses(2)	11,085	—	12,160	—
Adjusted EBITDA	$(764)	$3,475	$(897)	$7,938
(1)     Includes professional fees and expenses and executive severance and termination expenses related to our Innovation Strategy.
(2)    Includes IPO-related costs, including IPO Bonuses, and other transaction-related third-party expenses, which are generally incremental costs incurred associated with the preparation of the IPO.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited consolidated financial statements appearing in the Prospectus. During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

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

Interest Rate Risk
We had cash and cash equivalents of $41.4 million as of June 30, 2021, which consisted of bank accounts, money market funds, certificates of deposit and corporate bonds. We had short-term investments of $53.7 million as of June 30, 2021, which consisted of commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

We are also subject to interest rate risk in connection with our 2021 Credit Facility. See the section titled “—Liquidity and Capital Resources—2021 Credit Facility” above. Based on the average interest rate on the instruments under the 2021 Credit Facility during the three and six months ended June 30, 2021, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the three and six months ended June 30, 2021.

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

Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If we are unable to offset changing commodity prices through price increases or cost reductions, our inability or failure to do so could harm our business, results of operations and financial condition.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the period ended June 30, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's second quarter of 2021 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated May 4, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on May 6, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

All of the products we offer are manufactured by a limited number of third-party manufacturers, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the costs of our products, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

In addition, products and merchandise we receive from manufacturers and suppliers may not be of sufficient quality or free from damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party ecommerce or retail customers or when returned by consumers. We may incur additional expenses and our reputation could be harmed if customers or consumers and potential consumers believe that our products do not meet their expectations, are not properly labeled or are damaged. For example, as disinfecting and sanitization products have faced supply chain challenges, decelerating market demand and slower turning inventory, the Company has received some product quality complaints from customers and consumers that have resulted or may result in refunds, returns, write-offs and remediation costs.

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. We generally do not maintain long-term supply contracts with any of our suppliers and any of our suppliers could discontinue selling to us at any time. However, we have a long-term supply agreement with Valor Brands LLC (dba Ontex North America), or Ontex, for the manufacture and supply of certain diaper products. The current term of the supply agreement with Ontex ends on December 31, 2023. In addition, our agreement with Ontex provides that Ontex will be our exclusive supplier of diaper and training pant products so long as Ontex is able to provide us such products. Either party may terminate the agreement if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. If the agreement with Ontex is terminated, is not renewed, or if Ontex becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure diaper manufacturing services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services. The loss of Ontex, or of any of our other significant suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects.

We continually seek to expand our base of suppliers, especially as we identify new products that necessitate new or additional materials. We also require our new and existing suppliers to meet our ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by our consumers, which may require additional investment and time on behalf of suppliers and us. If any of our key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations. If we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations and prospects could be adversely affected.

Our principal suppliers currently provide us with certain incentives such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our ability to achieve or maintain profitability. Similarly, if one or more of our suppliers were to offer these incentives, including preferential pricing, to our competitors, our competitive advantage would be reduced, which could have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, we have warehouse fulfillment centers located in Las Vegas, Nevada, Fontana, California, Breinigsville, Pennsylvania and the Netherlands, all of which are managed by a single distribution partner, GEODIS Logistics LLC, or GEODIS. We have an agreement with GEODIS pursuant to which GEODIS provides warehousing, distribution and fulfillment services to us. Our agreement with GEODIS may be terminated for any reason by us or by GEODIS on delivery of prior written notice, and is renewable on an annual basis. If the agreement with GEODIS is terminated, is not renewed, or if GEODIS becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure warehousing, distribution and fulfillment services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services and our business, financial condition, results of operations and prospects could be adversely affected.

We rely on third-party suppliers, manufacturers, retail and ecommerce partners and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in the United States, China and Mexico and other countries to a lesser extent, to source and manufacture all of our products, including product components, under our owned brand. We engage many of our third-party suppliers and manufacturers on a purchase order basis and in some cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply and manufacture our products may be affected by competing orders placed by other companies and the demands of those companies. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. For example, as disinfecting and sanitization products have faced supply chain challenges, decelerating market demand and slower turning inventory, the Company has received some product quality complaints from customers and consumers that have resulted or may result in refunds, returns, write-offs and remediation costs. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

We have also outsourced portions of our fulfillment process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third parties in a number of foreign countries and territories, we are dependent on third-party vendors for credit card processing, and we use third-party hosting and networking providers to host our sites. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third party, could have an adverse effect on our business, financial condition, results of operations and prospects. We are not party to long-term contracts with some of our retail and ecommerce partners, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

Further, our third-party manufacturers, suppliers and retail and ecommerce partners may:

•have economic or business interests or goals that are inconsistent with ours;
•take actions contrary to our instructions, requests, policies or objectives;
•be unable or unwilling to fulfill their obligations under relevant purchase orders or manufacturing or supply agreements, including obligations to meet our production deadlines, quality standards, pricing guidelines and product specifications, and to comply with applicable regulations, including those regarding the safety and quality of products;
•have financial difficulties;
•encounter raw material or labor shortages;
•encounter increases in raw material or labor costs which may affect our procurement costs;
•encounter difficulties with proper payment of custom duties or excise taxes;

•disclose our confidential information or intellectual property to competitors or third parties;
•engage in activities or employ practices that may harm our reputation; and
•work with, be acquired by, or come under control of, our competitors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

Restricted Stock Unit Awards

On May 7, 2021, we granted an aggregate of 23,124 RSUs with an aggregate value of $370,000 to two of our non-employee directors in connection with our IPO, which will vest in three equal annual installments on the one-, two- and three-year anniversaries of the grant date, subject to the non-employee director’s continued service on each vesting date. We also granted an aggregate of 87,143 RSUs with an aggregate value of $1.4 million to our seven non-employee directors, which vested as to 1/13th of each such grant on June 1, 2021, and as to 12/13th of each such grant on the earlier of (i) the date immediately prior to the annual meeting of our stockholders next following the grant date of each such grant and (ii) June 1, 2022, subject to the non-employee director’s continued service through each vesting date. Each non-employee director may elect to defer the delivery of shares in settlement of any restricted stock unit award granted under the terms of our Non-Employee Director Compensation Policy (the “Policy”) that would otherwise be delivered to such non-employee director on or following the date such award vests pursuant to the terms of a deferral election such non-employee director makes in accordance with the Policy.

The offers, sales and issuances of the securities described above were deemed to be exempt under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D under the Securities Act as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and served as a director of the Company. No underwriters were involved in these transactions.

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

The IPO closed May 7, 2021. We received net proceeds of approximately $91.0 million, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of $5.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

10.15
Credit Agreement dated as of April 30, 2021, among the Company, as a Borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (file No. 001-40378), filed with the SEC on June 17, 2021).

10.16†	Amendment Sixteen to the Logistics Services Agreement, dated as of July 12, 2021, by and between the Registrant and Geodis Logistics, LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL	XBRL Instance Document XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
† Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Honest Company, Inc.
Date: August 13, 2021	By:	/s/ Nikolaos Vlahos
Nikolaos Vlahos Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 13, 2021	By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)