Form 10-Q
period 2021-09-30
Honest Company, Inc.
filed 2021-11-10
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 91,028,488 shares of common stock, $0.0001 par value per outstanding.

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
•our strategic initiatives and priorities, including the timing and cadence of marketing and product innovation;
•our ability to implement our strategy to deliver sustained long-term growth and increased value for our stakeholders;
•the effect of COVID-19 or other public health crises on our business and the global economy, including the shift from our Digital channel to our Retail channel as consumers get vaccinated and return to in-store shopping;
•our continued revenue growth through omnichannel strategy and ability to capture growth in whitespace opportunities in our Retail channel;
•our ability to effectively manage our growth;
•our ability to increase market share in our core product categories;
•our ability to acquire new consumers and successfully retain existing consumers, including their level of spend with us;
•our expansion with retail and digital partners and our belief that significant opportunity exists to expand our on-shelf presence and the depth of our product offering with new and existing retail and digital partners;
•our ability to continue to increase market share and household penetration of our products;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•expectations regarding consumer demand and the timing and amount of orders from key customers;
•our ability to achieve or sustain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts, and our ability to grow brand awareness and maintain, protect and enhance our brand;
•our ability to effectively manage our inventory and maintain sufficient inventory to satisfy customer demands and meet revenue targets;
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
•our ability to offset commodity prices, labor costs, input cost and transportation cost inflation with productivity or pricing improvements;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$27,666	$29,259
Restricted cash	—	1,752
Short-term investments	62,678	34,425
Accounts receivable, net	31,654	22,795
Inventories	77,858	76,669
Prepaid expenses and other current assets	13,777	8,657
Total current assets	213,633	173,557
Restricted cash, net of current portion	—	6,189
Property and equipment, net	53,888	56,703
Goodwill	2,230	2,230
Intangible assets, net	458	511
Other assets	4,151	1,542
Total assets	$274,360	$240,732
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$31,178	$31,132
Accrued expenses	17,280	22,222
Deferred revenue	816	716
Total current liabilities	49,274	54,070
Long term liabilities
Lease financing obligation, net of current portion	37,758	38,426
Other long-term liabilities	7,843	8,657
Total liabilities	94,875	101,153
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value, 49,192,248 shares authorized at December 31, 2020; 49,100,928 shares issued and outstanding as of December 31, 2020; (liquidation preference of $396,726 as of December 31, 2020)	—	376,404
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2021, none issued or outstanding as of September 30, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 150,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 90,528,446 and 34,089,186 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9	3
Additional paid-in capital	562,109	116,055
Accumulated deficit	(382,631)	(352,977)
Accumulated other comprehensive income (loss)	(2)	94
Total stockholders’ equity (deficit)	179,485	(236,825)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$274,360	$240,732

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenue	$82,651	$77,928	$238,258	$222,654
Cost of revenue	52,892	48,519	153,177	140,953
Gross profit	29,759	29,409	85,081	81,701
Operating expenses
Selling, general and administrative	18,568	16,202	65,356	45,848
Marketing	13,687	13,516	41,868	33,334
Research and development	2,092	1,425	6,082	3,691
Total operating expenses	34,347	31,143	113,306	82,873
Operating loss	(4,588)	(1,734)	(28,225)	(1,172)
Interest and other income (expense), net	(526)	(230)	(1,362)	(564)
Loss before provision for income taxes	(5,114)	(1,964)	(29,587)	(1,736)
Income tax provision	22	22	67	66
Net loss	$(5,136)	$(1,986)	$(29,654)	$(1,802)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.06)	$(0.33)	$(0.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	90,397,409	34,084,819	64,399,183	34,071,770

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	10	(113)	(96)	49
Comprehensive loss	$(5,126)	$(2,099)	$(29,750)	$(1,753)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at December 31, 2019	49,100,928	$376,404	34,033,074	$3	$108,109	$(338,511)	$122	$(230,277)
Net income	—	—	—	—	—	559	—	559
Other comprehensive loss	—	—	—	—	—	—	(7)	(7)
Stock options exercised	—	—	29,420	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,923	—	—	1,923
Balances at March 31, 2020	49,100,928	$376,404	34,062,494	$3	$110,045	$(337,952)	$115	$(227,789)
Net loss	—	—	—	—	—	(375)	—	(375)
Other comprehensive loss	—	—	—	—	—	—	169	169
Stock options exercised	—	—	21,500	—	6	—	—	6
Stock-based compensation	—	—	—	—	2,325	—	—	2,325
Balances at June 30, 2020	49,100,928	$376,404	34,083,994	$3	$112,376	$(338,327)	$284	$(225,664)
Net loss	—	—	—	—	—	(1,986)	—	(1,986)
Other comprehensive loss	—	—	—	—	—	—	(113)	(113)
Stock options exercised	—	—	1,582	—	8	—	—	8
Stock-based compensation	—	—	—	—	1,805	—	—	1,805
Balances at September 30, 2020	49,100,928	$376,404	34,085,576	$3	$114,189	$(340,313)	$171	$(225,950)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	49,100,928	$376,404	34,089,186	$3	$116,055	$(352,977)	$94	$(236,825)
Net loss	—	—	—	—	—	(4,484)	—	(4,484)
Other comprehensive loss	—	—	—	—	—	—	(82)	(82)
Stock options exercised	—	—	38,188	—	33	—	—	33
Stock-based compensation	—	—	—	—	1,838	—	—	1,838
Balances at March 31, 2021	49,100,928	$376,404	34,127,374	$3	$117,926	$(357,461)	$12	$(239,520)
Net loss	—	—	—	—	—	(20,034)	—	(20,034)
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)
Stock options exercised	—	—	53,694	—	295	—	—	295
Dividends paid ($0.42 per share)	—	—	—	—	(35,000)	—	—	(35,000)
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $12.2 million	—	—	6,451,613	1	91,038	—	—	91,039
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(49,100,928)	(376,404)	49,649,023	5	376,400	—		376,405
Vested restricted stock units	—	—	6,703	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,626	—	—	6,626
Balances at June 30, 2021	—	$—	90,288,407	$9	$557,285	$(377,495)	$(12)	$179,787
Net loss	—	—	—	—	—	(5,136)	—	(5,136)
Other comprehensive income	—	—	—	—	—	—	10	10
Stock options exercised	—	—	139,299	—	613	—	—	613
Vested restricted stock	—	—	162,462	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(61,722)	—	(565)	—	—	(565)
Stock-based compensation	—	—	—	—	4,776	—	—	4,776
Balance at September 30, 2021	—	$—	90,528,446	$9	$562,109	$(382,631)	$(2)	$179,485

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(29,654)	$(1,802)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,135	3,707
Stock-based compensation	13,240	6,053
Other	204	57
Changes in assets and liabilities:
Accounts receivable, net	(8,859)	568
Inventories	(1,188)	(21,704)
Prepaid expenses and other assets	(7,552)	590
Accounts payable, accrued expenses and other long-term liabilities	(5,783)	17,730
Deferred revenue	98	(66)
Net cash (used in) provided by operating activities	(36,359)	5,133
Cash flows from investing activities
Purchases of short-term investments	(65,267)	(6,016)
Proceeds from sales of short-term investments	26,858	5,830
Proceeds from maturities of short-term investments	9,862	44,007
Purchases of property and equipment	(187)	(167)
Net cash (used in) provided by investing activities	(28,734)	43,654
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting commissions and discounts	96,517	—
Taxes paid related to net share settlement of equity awards	(565)	—
Dividends paid	(35,000)	—
Proceeds from exercise of stock options	941	27
Payment of initial public offering costs	(5,477)	—
Payments on lease obligations	(857)	(747)
Net cash provided by (used in) financing activities	55,559	(720)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,534)	48,067
Cash, cash equivalents and restricted cash
Beginning of the period	37,200	13,543
End of the period	$27,666	$61,610

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$27,666	$53,669
Restricted cash, current	—	1,598
Restricted cash, non-current	—	6,343
Total cash, cash equivalents and restricted cash	$27,666	$61,610

Supplemental disclosures of noncash activities
Equipment acquired under capital lease obligations	$105	$54
Capital expenditures included in accounts payable and accrued expenses	$27	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2021
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
Initial Public Offering

The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on May 4, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market on May 5, 2021. On May 7, 2021, the Company completed its IPO of 25,807,000 shares of the Company's common stock, $0.0001 par value per share at an offering price of $16.00 per share. The Company sold 6,451,613 shares and certain existing stockholders sold an aggregate of 19,355,387 shares. The Company received aggregate net proceeds of approximately $91.0 million after deducting underwriting discounts and commissions of $6.7 million and other offering expenses of $5.5 million. The Company granted the underwriters an option for a period of 30 days to purchase up to an additional 3,871,050 shares of common stock from the selling stockholders at $16.00 per share less the underwriting discounts and commissions. In May 2021, the underwriters fully exercised the option to purchase these additional shares from the selling stockholders. The Company did not receive any proceeds from the sale of shares of its common stock by the selling stockholders.

Upon completion of the IPO, the Company paid $9.5 million in cash bonuses to certain employees including members of management, as well as $0.2 million in related payroll taxes and expenses. Cash bonuses of $9.1 million were recorded in sales, general and administrative expenses and $0.4 million were recorded in research and development expenses in the accompanying condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2021.

Immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 49,100,928 shares of the Company’s redeemable convertible preferred stock then outstanding with a carrying value of $376.4 million were automatically converted into 49,649,023 shares of the Company’s common stock. Upon completion of the IPO, the Company recognized a gain on extinguishment of the redeemable convertible preferred stock for earnings per share purposes of $29.0 million from the conversion of redeemable convertible preferred stock to common stock. Following the completion of the IPO, the Company has one class of authorized and outstanding common stock.

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
In light of the currently unknown ultimate duration and severity of COVID-19, the Company faces a greater degree of uncertainty than normal in making certain judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of the respective balance sheet dates and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro Household & Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. The Company will continue to monitor and evaluate the uncertainty and volatility of these conditions and the ultimate impact on the Company’s inventory valuations in the future.

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

Accounts Receivable

Accounts receivable is presented net of allowances. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides allowances as necessary for doubtful accounts. The allowance for doubtful accounts was $1.4 million as of September 30, 2021 and December 31, 2020.

Deferred IPO Costs
Deferred offering costs consisted of costs incurred in connection with the sale of the Company’s common stock in its IPO, including certain legal, accounting, and other IPO-related costs. Immediately upon the completion of the Company's IPO, deferred offering costs of $5.5 million were reclassified into stockholders’ equity from other assets as a reduction from the proceeds of the offering.
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
Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

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

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
(In thousands)
Digital	$39,114	$43,952	$116,395	$131,513
Retail	43,537	33,976	121,863	91,141
Total revenue	$82,651	$77,928	$238,258	$222,654

Revenue by product category:	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
(In thousands)
Diapers and wipes	$53,847	$46,283	$151,251	$145,510
Skin and personal care	25,375	19,779	75,486	58,819
Household and wellness	3,429	11,866	11,521	18,325
Total revenue	$82,651	$77,928	$238,258	$222,654
Non-Monetary Transactions

In March 2021 and September 2021, the Company entered into $4.0 million and $0.7 million, respectively, in trade agreements with a vendor for the exchange of legacy beauty inventory for future marketing and transportation credits. The fair value of the marketing and transportation credits are recognized as revenue, with the corresponding asset included in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $4.5 million, respectively, of revenue and $0.4 million and $3.8 million, respectively, of associated cost of revenue based on timing of delivery of goods. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they are determinable. During the three and nine months ended September 30, 2021, the Company recorded no impairment losses related to these credits and an immaterial amount of credits have been used.

4.     Investments

As of September 30, 2021 and December 31, 2020, all investments in debt securities are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of September 30, 2021 and December 31, 2020, the Company held $51.0 million and $27.5 million, respectively, of investments with contractual maturities of less than one year. As of September 30, 2021 and December 31, 2020, the Company held $11.7 million and $6.9 million, respectively, of investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss). The following table summarizes the Company’s available-for-sale investments:

	As of September 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$22,694	$2	$(8)	$22,688
Certificates of deposit	33,251	3	—	33,254
U.S. government and agency securities	6,735	1	—	6,736
Total investments	$62,680	$6	$(8)	$62,678

	As of December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$22,894	$58	$(3)	$22,949
Commercial paper	538	—	—	538
Certificates of deposit	4,447	1	—	4,448
U.S. government and agency securities	6,452	38	—	6,490
Total investments	$34,331	$97	$(3)	$34,425

Realized gains and losses on investments in debt securities were immaterial for the three and nine months ended September 30, 2021 and 2020.

5.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$9,091	$—	$—	$9,091
Total cash equivalents	9,091	—	—	9,091
Short-term investments
Corporate bonds	—	22,688	—	22,688
Certificates of deposit	—	33,254	—	33,254
U.S. government and agency securities	—	6,736	—	6,736
Total short-term investments	—	62,678	—	62,678
Total	$9,091	$62,678	$—	$71,769

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$12,696	$—	$—	$12,696
Total cash equivalents	12,696	—	—	12,696
Short-term investments
Corporate bonds	—	22,949	—	22,949
Commercial paper	—	538	—	538
Certificates of deposit	—	4,448	—	4,448
U.S. government and agency securities	—	6,490	—	6,490
Total short-term investments	—	34,425	—	34,425
Total	$12,696	$34,425	$—	$47,121

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
2021 Credit Facility

In April 2021, the Company entered into a first lien credit agreement (“2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2021 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduces the amount available under the 2021 Credit Facility. The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. The Company expensed the commitment fee and included it in interest and other expense, net in the condensed consolidated statement of comprehensive loss. For the three and nine months ended September 30, 2021, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility is, at the Company’s option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period. As of September 30, 2021, there was no outstanding balance under the 2021 Credit Facility.

The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a total net leverage ratio of not more than 3.50:1.00 during the periods set forth in the 2021 Credit Facility. Failure to do so, unless waived by the lenders under the 2021 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2021 Credit Facility. As of September 30, 2021, the Company was in compliance with the net leverage ratio covenant.

7.     Accrued Expenses

Accrued expenses consisted of the following as of:

	September 30, 2021	December 31, 2020
(In thousands)
Payroll and payroll related expenses	$3,008	$6,115
Accrued inventory purchases	3,451	4,588
Accrued returns	2,262	2,585
Other accrued expenses	8,559	8,934
Total accrued expenses	$17,280	$22,222

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

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021 the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter is $0.7 million including penalties and interest, for which the Company has paid $0.6 million as of September 30, 2021. During the nine months ended September 30, 2021, the Company recorded interest expense of $0.1 million in interest and other expense, net on the condensed consolidated statement of comprehensive loss. The Company filed its Notice of Appeal on July 1, 2021.

On September 23, 2020, the Center for Advanced Public Awareness (“CAPA”) served a 60-Day Notice of Violation on the Company, alleging that the Company violated California’s Health and Safety Code (“Prop 65”) because of the amount of lead in the Company’s Diaper Rash Cream and seeking statutory penalties and product warnings available under Prop 65. On October 22, 2021, CAPA filed a complaint in California Superior Court in the County of San Francisco for the alleged Prop 65 violations contained in its 60-Day Notice of Violation. The Company intends to vigorously defend itself in this matter. The matter’s outcome and materiality are uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in this matter.

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company's IPO. A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and are subject to a Court approved stipulation under which the defendants’ obligation to respond to these complaints has been stayed until the conclusion of the process set forth for the appointment of a Lead Plaintiff under the Private Securities Litigation Reform Act. The Company believes the complaints are without merit and intends to vigorously defend itself against these allegations. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of the loss or make an estimate of the loss or range of loss in these matters.

As of September 30, 2021 and December 31, 2020, the Company is not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of September 30, 2021 and December 31, 2020, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

9.Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2020	18,038,042	$5.23
Granted	—	$—
Exercised	(231,181)	$4.07
Forfeited	(360,404)	$5.15
Outstanding at September 30, 2021	17,446,457	$5.25

From 2018 to 2020, the Company granted stock options that vest based upon achieving a qualifying liquidity event, provided the employee remains employed on the date the vesting condition is satisfied. In conjunction with the IPO, 2,442,918 stock option awards with a weighted average exercise price of $5.54 vested based on the achievement of the IPO qualifying liquidity event, which resulted in the recognition of stock-based compensation expense of $3.1 million upon the effective date of the IPO registration statement.

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

RSU Awards

The following table summarizes the RSU activity for the nine months ended September 30, 2021:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2020	—	—	$—	$—
Granted(1)	118,651	2,605,555	$15.92	$14.31
Vested(2)	(10,899)	(158,266)	$15.59	$14.66
Forfeited	—	(5,694)	$—	$14.66
Unvested RSUs at September 30, 2021	107,752	2,441,595	$15.96	$14.29

(1) Includes 200,000 RSUs granted to an officer of the Company in February 2021 under the 2011 Stock Incentive Plan.
(2) Includes 61,722 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2021 Plan.

As of September 30, 2021, there was $32.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 4.12 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. The first offering period under the 2021 ESPP commenced in May 2021. For the three and nine months ended September 30, 2021, no shares were purchased under the 2021 ESPP.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

For the nine months ended September 30, 2021
Expected life of options (in years)	0.50
Expected stock price volatility	54.83%
Risk free interest rate	0.04%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$4.86

Stock-based Compensation Expense
Stock-based compensation expense related to RSU awards, ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
(In thousands)
Selling, general and administrative	$4,466	$1,714	$12,408	$5,801
Research and development	310	91	832	252
Total stock-based compensation expense	$4,776	$1,805	$13,240	$6,053

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for share and per share values)	2021	2020	2021	2020
Numerator:
Net loss	$(5,136)	$(1,986)	$(29,654)	$(1,802)
Add: gain on conversion of preferred stock(1)	—	—	28,994	—
Less: dividends paid to preferred stockholders(2)	—	—	(20,637)	—
Net loss attributable to common stockholders - basic and diluted	$(5,136)	$(1,986)	$(21,297)	$(1,802)

Denominator:
Weighted average shares of common stock outstanding - basic	90,397,409	34,084,819	64,399,183	34,071,770
Add: effect of dilutive stock options	—	—	—	—
Weighted average shares of common stock outstanding - diluted	90,397,409	34,084,819	64,399,183	34,071,770

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.06)	$(0.06)	$(0.33)	$(0.05)
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

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock(1)	—	49,100,928	—	49,100,928
Stock options to purchase common stock	17,446,457	18,146,740	17,446,457	18,146,740
Unvested restricted stock units	2,549,347	—	2,549,347	—
Employee stock purchase plan	30,789	—	30,789	—
Total	20,026,593	67,247,668	20,026,593	67,247,668

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
During the three and nine months ended September 30, 2021 and 2020, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statement of comprehensive loss.

12.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.1 million and $0.4 million, respectively, of advertising costs for the three and nine months ended September 30, 2021, and $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2020 which is reported as marketing expense in the Company’s condensed consolidated statements of comprehensive loss.

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

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 65%, 31%, and 4%, respectively, of our revenue for the three months ended September 30, 2021, compared to 59%, 25%, and 16%, respectively, of our revenue for the three months ended September 30, 2020, and 63%, 32%, and 5%, respectively, of our revenue for the nine months ended September 30, 2021, compared to 66%, 26%, and 8%, respectively, of our revenue for the nine months ended September 30, 2020. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.
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

Our omnichannel approach seeks to meet consumers however they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our retail accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Costco, Target and Amazon in 2013, 2014 and 2017, respectively. For the three months ended September 30, 2021, we generated 47% and 53% of our revenue from our Digital and Retail channels, respectively, compared to 56% and 44%, respectively, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we generated 49% and 51% of our revenue from our Digital and Retail channels, respectively, compared to 59% and 41%, respectively, for the nine months ended September 30, 2020. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise the rest of our Digital channel, and our Retail channel, which includes leading retailers and their websites. Our products can be found in approximately 40,000 retail locations across the United States, Canada and Europe. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe is not easily replicated by our competitors.

Innovation Strategy

Our Innovation Strategy was implemented in 2017, in order to reposition us for long-term success. In the first two years of implementing the Innovation Strategy, we underwent a period of transition during which we executed on portfolio simplification, product innovation and accelerated our shift from digital to omnichannel.

We remain focused on continuing to innovate in each of our product categories in areas such as breakthrough new product formulations, packaging and/or marketing strategy. We use our connectivity to our community of consumers to provide lifestyle insights that power our innovation across categories. We use innovation to support our growth objectives across our portfolio, as highlighted in the three core pillars of our Innovation Framework; that we bring product innovation that feeds and nurtures our core, stretches and expands within our existing product categories and explores and grows around new potential product adjacencies that fit with our value proposition to the consumer.
Initial Public Offering

On May 7, 2021, we completed our IPO of 25,807,000 shares of our common stock at a stock price of $16.00 per share, resulting in aggregate net proceeds to us of approximately $91.0 million, after deducting the underwriting discount and commissions of $6.7 million and offering expenses of $5.5 million. We sold 6,451,613 shares and certain existing stockholders sold an aggregate of 19,355,387 shares. We granted the underwriters an option for a period of 30 days to purchase up to an additional 3,871,050 shares of common stock from the selling stockholders at $16.00 per share less the underwriting discounts and commissions. In May 2021, the underwriters fully exercised the option to purchase these additional shares from the selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders.

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

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean lifestyle consumer. Honest is still unknown to many consumers, with unaided brand awareness of 25% among diaper buyers according to our consumer research as of January 2021. In order to increase the wallet share of existing conscious consumers and attract new ones, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend, among other things, on our ability to successfully produce products that are free of defects and communicate the value of those products as clean, sustainable and effective, the efficacy of our marketing efforts and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. We believe our brand strength will enable us to continue to expand across categories and channels, allowing us to deepen relationships with consumers and expand our access to global markets. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

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

Continued Execution of Omnichannel Strategy

The continued execution of our omnichannel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to drive increased consumer traffic to our flagship digital platform, Honest.com, as it is a valuable tool for creating direct connections with our consumers, influencing brand experience and understanding consumer preference and behavior. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. We will continue to pursue partnerships with a wide variety of retailers, including online retailers, big-box retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period. In the second quarter of fiscal 2021, we experienced volatility in orders from a key digital partner that reduced its inventory on-hand in consumables to free up space for other products ahead of a major promotional event. In the third quarter of fiscal 2021, orders from this key digital partner have come back in line with end-consumer consumption, although we have not seen inventory levels at this customer return to levels prior to the second quarter of fiscal 2021. We have a new arrangement with this digital partner and in the three months ended September 30, 2021 this partner began to fulfill orders to their customers from a dedicated space within our warehouse, which allows them to free up space in their own warehouse and accelerate shipment time to the end consumer.

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
We have experienced some impacts on our inventory availability and delivery capacity since the outbreak, which to date has not materially impacted our ability to service our consumers and retail and third-party ecommerce customers. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth in the face of the pandemic. We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our consumers and retail and third-party ecommerce customers. We have experienced an increase in commodity prices, labor costs, input costs and transportation costs that we expect to continue at least through the fourth quarter of 2021. We plan to offset these additional costs with productivity or pricing adjustments that will begin to take effect in the first quarter of 2022.

We believe that during 2020, COVID-19 drove a demand shift towards our Digital channel as consumers shifted to online shopping amid the pandemic. We have seen this trend reverse in 2021 as consumers became vaccinated and returned to in-store shopping. Additionally, in 2020 our Household and Wellness product category benefited from increasing demand for sanitization products. In response, we accelerated our development timeline for certain product launches, launching our disinfecting spray and alcohol wipes in 2020. In 2021, we have seen a decrease in consumer demand as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. Due to the reduction in consumer demand for sanitizing and disinfecting products, we are currently carrying higher levels of inventory in our Household and Wellness product category. The appropriate level of our inventory reserve is based on current and forecasted demand. Management is implementing strategies to address this reduction in demand and the related impact on gross margin, including higher markdowns and promotions to clear through inventory, liquidation efforts, investing in new product ideas and developing new creative advertising. There is no guarantee that customer demand will increase in our favor or that we will be able to successfully implement these strategies. Depending on future consumer behavior in relation to changes in the COVID-19 pandemic and related aging of inventory, among other factors, we may incur additional inventory reserves and customer returns. As we have seen increased consumer willingness to return to in-store shopping as the economy opens and more of the population is vaccinated, we also have seen demand acceleration driving revenue growth within our Retail channel, specifically within our Diapers and Wipes and Skin and Personal Care product categories in 2021.
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

In 2019 we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we license certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. Butterblu operates and maintains our baby apparel offerings independently through the honestbabyclothing.com website. Our baby apparel offerings and our agreement with Butterblu are not currently material to our business and not expected to be material in the future. For the three and nine months ended September 30, 2021, we collected $0.2 million and $0.7 million, respectively, in royalty revenue. For the three and nine months ended September 30, 2020, we did not collect any royalty revenue under this agreement due in part because we granted Butterblu temporary payment relief.
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
Marketing
Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production and other public relations and promotional initiatives. We expect marketing expenses to continue to increase in absolute dollars as we continue to expand brand awareness, introduce new product innovation across multiple product categories and implement new marketing strategies.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
(In thousands)
Revenue	$82,651	$77,928	$238,258	$222,654
Cost of revenue	52,892	48,519	153,177	140,953
Gross profit	29,759	29,409	85,081	81,701
Operating expenses
Selling, general and administrative(1)	18,568	16,202	65,356	45,848
Marketing	13,687	13,516	41,868	33,334
Research and development(1)	2,092	1,425	6,082	3,691
Total operating expenses	34,347	31,143	113,306	82,873
Operating loss	(4,588)	(1,734)	(28,225)	(1,172)
Interest and other income (expense), net	(526)	(230)	(1,362)	(564)
Loss before provision for income taxes	(5,114)	(1,964)	(29,587)	(1,736)
Income tax provision	22	22	67	66
Net loss	$(5,136)	$(1,986)	$(29,654)	$(1,802)
(1)    Includes stock-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
(In thousands)
Selling, general and administrative	$4,466	$1,714	$12,408	$5,801
Research and development	310	91	832	252
Total	$4,776	$1,805	$13,240	$6,053

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue*:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	64.0	62.3	64.3	63.3
Gross profit	36.0	37.7	35.7	36.7
Operating expenses
Selling, general and administrative	22.5	20.8	27.4	20.6
Marketing	16.6	17.3	17.6	15.0
Research and development	2.5	1.8	2.6	1.7
Total operating expenses	41.6	40.0	47.6	37.2
Operating loss	(5.6)	(2.1)	(11.8)	(0.5)
Interest and other income (expense), net	(0.6)	(0.3)	(0.6)	(0.3)
Loss before provision for income taxes	(6.2)	(2.4)	(12.4)	(0.8)
Income tax provision	—	—	—	—
Net loss	(6.2)%	(2.4)%	(12.4)%	(0.8)%

* Amounts may not sum due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$53,847	$46,283	$7,564	16.3%	$151,251	$145,510	$5,741	3.9%
Skin and Personal Care	25,375	19,779	5,596	28.3	75,486	58,819	16,667	28.3
Household and Wellness	3,429	11,866	(8,437)	(71.1)	11,521	18,325	(6,804)	(37.1)
Total Revenue	$82,651	$77,928	$4,723	6.1%	$238,258	$222,654	$15,604	7.0%

	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$39,114	$43,952	$(4,838)	(11.0)%	$116,395	$131,513	$(15,118)	(11.5)%
Retail	43,537	33,976	9,561	28.1	121,863	91,141	30,722	33.7
Total Revenue	$82,651	$77,928	$4,723	6.1%	$238,258	$222,654	$15,604	7.0%

Revenue was $82.7 million for the three months ended September 30, 2021, as compared to $77.9 million for the three months ended September 30, 2020. The increase of $4.7 million, or 6.1%, was primarily due to a $7.6 million increase in revenue from Diapers and Wipes and a $5.6 million increase in revenue from Skin and Personal Care products, offset by a $8.4 million decrease in revenue from Household and Wellness products. The revenue increase in Diapers and Wipes was primarily driven by the increase in sales volume of our diaper business with our new Clean Conscious Diaper product offering, as well as the sale of wipes, especially in the Retail channel. The revenue increase in Skin and Personal Care was primarily driven by increased sales volume in our products across the Retail channel as a result of continued investment in marketing innovation, our Content, Community, Commerce marketing strategy and incremental distribution with our retail partners. The Household and Wellness revenue decrease was primarily driven by a decrease in overall consumer demand for sanitization and disinfecting products during the three months ended September 30, 2021, as compared to increased consumption levels during the three months ended September 30, 2020. The high level of demand in the three months ended September 30, 2020 was driven by the introduction of new disinfecting and sanitizing products in August 2020 during peak COVID demand.

Revenue was $238.3 million for the nine months ended September 30, 2021, as compared to $222.7 million for the nine months ended September 30, 2020. The increase of $15.6 million, or 7.0%, was primarily due to a $16.7 million increase in revenue from Skin and Personal Care products and a $5.7 million increase in revenue from Diapers and Wipes, offset by a $6.8 million decrease in revenue from Household and Wellness products. The revenue increase from Skin and Personal Care was primarily driven by increased sales volume on our products across the Retail channel as a result of continued investment in marketing innovation, our Content, Community, Commerce marketing strategy, expanded distribution and merchandising programs with our retail partners and improved retail unit volume, including $4.5 million through the non-monetary sale of our legacy beauty inventory in exchange for future marketing and transportation credits. The revenue increase in Diapers and Wipes was primarily driven by the increase in sales volume of our diaper business with our new Clean Conscious Diaper product offering, especially in the Retail channel. The revenue decrease in Household and Wellness was primarily due to a decrease in overall consumer demand for sanitization and disinfecting products as more consumers became vaccinated against COVID-19 during the nine months ended September 30, 2021.

Revenue growth increased in our Retail channel for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily due to the continued channel shift to Retail as sales across products saw higher volumes with our retail partners as more consumers became vaccinated against COVID-19 and returned to in-store shopping. In addition to this shift, we also saw continued retail distribution expansion, additional merchandising programs and overall increases in retail unit volume with our retail partners. The reduction in revenue in our Digital channel was primarily due to the Retail channel shift, lower traffic to our Digital platforms including Honest.com, in the nine months ended September 30, 2021, and a reduction in inventory on-hand by a key digital partner who reduced inventory in consumables in the second quarter of 2021 to free up space for other products ahead of a major promotional event.

Cost of Revenue and Gross Profit

	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
Cost of revenue	$52,892	$48,519	$4,373	9.0%	$153,177	$140,953	$12,224	8.7%
Gross profit	$29,759	$29,409	$350	1.2%	$85,081	$81,701	$3,380	4.1%

Cost of revenue was $52.9 million for the three months ended September 30, 2021, as compared to $48.5 million for the three months ended September 30, 2020. The increase of $4.4 million, or 9.0%, was primarily due to increased product and fulfillment costs associated with increased sales volume, offset by a decrease in shipping expenses associated with the shift in revenue from our Digital channel to our Retail channel. Cost of revenue as a percentage of revenue increased by 173 basis points primarily due to higher input costs, especially in transportation, freight and warehouse labor costs, along with a more normalized level of trade spend as compared to the three months ended September 30, 2020.

Gross profit was $29.8 million for the three months ended September 30, 2021, as compared to $29.4 million for the three months ended September 30, 2020. The increase of $0.4 million, or 1.2%, was primarily due to the increased sales of our Diapers and Wipes and Skin and Personal Care products.

Cost of revenue was $153.2 million for the nine months ended September 30, 2021, as compared to $141.0 million for the nine months ended September 30, 2020. The increase of $12.2 million, or 8.7%, was primarily due to increased product costs and fulfillment expenses associated with the increased sales of our products, as well as $3.8 million cost of revenue from the non-monetary sale of our legacy beauty inventory in exchange for future marketing and transportation credits. Cost of revenue as a percentage of revenue increased by 98 basis points primarily due to a more normalized level of trade spend and higher input costs, especially in transportation, freight and warehouse labor costs as compared to the nine months ended September 30, 2020.

Gross profit was $85.1 million for the nine months ended September 30, 2021, as compared to $81.7 million for the nine months ended September 30, 2020. The increase of $3.4 million, or 4.1%, was primarily due to the increased sales of our Skin and Personal Care and Diapers and Wipes products.

Operating Expenses
Selling, General and Administrative Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$18,568	$16,202	$2,366	14.6%	$65,356	$45,848	$19,508	42.5%

Selling, general and administrative expenses were $18.6 million for the three months ended September 30, 2021 as compared to $16.2 million for the three months ended September 30, 2020. The increase of $2.4 million, or 14.6%, was primarily due to an increase of $2.8 million in stock-based compensation expense.

Selling, general and administrative expenses were $65.4 million for the nine months ended September 30, 2021 as compared to $45.8 million for the nine months ended September 30, 2020. The increase of $19.5 million, or 42.5%, was primarily due to increased costs associated with both preparing to be and operating as a public company. These incremental expenses included a $9.1 million bonus payment to certain employees, including members of management, excluding in each case payroll taxes and expenses, as well as an increase of $6.6 million in stock-based compensation expense, $1.8 million in audit fees and $1.2 million in legal expenses compared to the nine months ended September 30, 2020.

Marketing Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
Marketing	$13,687	$13,516	$171	1.3%	$41,868	$33,334	$8,534	25.6%

Marketing expenses were $13.7 million for the three months ended September 30, 2021, as compared to $13.5 million for the three months ended September 30, 2020.

Marketing expenses were $41.9 million for the nine months ended September 30, 2021, as compared to $33.3 million for the nine months ended September 30, 2020. The increase of $8.5 million, or 25.6%, was primarily due to an increase of $3.7 million in retail marketing expenses, $2.7 million in digital advertising expenses and $0.8 million in video and photo production costs. The increase in retail marketing expense was driven in part by the launch of our Clean Conscious Diaper in January 2021, as well as by marketing for a key digital partner’s promotional event. The increase in digital advertising expenses drove our Content, Community, Commerce marketing strategy within Skin and Personal Care and Diapers and Wipes. The increase in video and production costs were primarily related to our new innovations and other promotional events launched in the first nine months of 2021, including our new Clean Conscious Diaper product offering and our new sustainable package initiative and new line of skin care products, which we refer to as our "Beauty Restage".

Research and Development Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
Research and development	$2,092	$1,425	$667	46.8%	$6,082	$3,691	$2,391	64.8%

Research and development expenses were $2.1 million for the three months ended September 30, 2021, as compared to $1.4 million for the three months ended September 30, 2020. The increase of $0.7 million, or 46.8%, was primarily due to an increase in employee expenses including stock-based compensation of $0.2 million, clinical and claims testing expenses of $0.2 million and research and innovation expenses of $0.1 million.

Research and development expenses were $6.1 million for the nine months ended September 30, 2021, as compared to $3.7 million for the nine months ended September 30, 2020. The increase of $2.4 million, or 64.8%, was primarily due to an increase in product development expenses and employee expenses. The increase in product development expenses of $1.1 million included an increase of $0.6 million in clinical and claims testing expenses. The increase in employee expenses was driven by an increase of $0.6 million in stock-based compensation and $0.4 million bonus payment to certain employees, including management, excluding in each case payroll taxes and expenses, in connection with the IPO.

Interest and Other Income (Expense), Net

	For the three months ended September 30,				For the nine months ended September 30,
	2021	2020	$ change	% change	2021	2020	$ change	% change
(In thousands, except percentages)
Interest and other income (expense), net	$(526)	$(230)	$(296)	128.7%	$(1,362)	$(564)	$(798)	141.5%
Interest and other income (expense), net was net expense of $0.5 million for the three months ended September 30, 2021, as compared to net expense of $0.2 million for the three months ended September 30, 2020.
Interest and other income (expense), net was net expense of $1.4 million for the nine months ended September 30, 2021, as compared to net expense of $0.6 million for the nine months ended September 30, 2020. The increase of $0.8 million, or 141.5%, was primarily due to a decrease in interest income on our short-term investments due to a lower average investment balance and lower average interest rates.
Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. To date, our available liquidity and operations have been financed primarily through the sale of redeemable convertible preferred stock, equity securities and to a lesser extent, debt financing. As of September 30, 2021, we had $27.7 million of cash and cash equivalents and $62.7 million of short-term investments. Although we are dependent on our ability to raise capital or generate sufficient cash flow from operations to achieve our business objectives, we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

2021 Credit Facility

In April 2021, we entered into a first lien credit agreement (the “2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2021 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduces the amount available under the 2021 Credit Facility.

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

The 2021 Credit Facility terminates and borrowings thereunder, if any, will be due on April 30, 2026. As of September 30, 2021, there was no outstanding balance under the 2021 Credit Facility. We are required to follow certain covenants. As of November 8, 2021, we were in compliance with all covenants under the 2021 Credit Facility.

Refer to Note 6 included in these condensed consolidated financial statements for more information on the 2021 Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the nine months ended September 30,
(In thousands)	2021	2020
Net cash (used in) provided by operating activities	$(36,359)	$5,133
Net cash (used in) provided by investing activities	$(28,734)	$43,654
Net cash provided by (used in) financing activities	$55,559	$(720)
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
Net cash used in operating activities of $36.4 million for the nine months ended September 30, 2021 was primarily due to net loss of $29.7 million, non-cash adjustments of $16.6 million and a net decrease in cash related to changes in operating assets and liabilities of $23.3 million. Non-cash adjustments primarily consisted of stock-based compensation of $13.2 million and depreciation and amortization of $3.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $8.9 million increase in accounts receivable due to higher revenue from retail customers, a $7.6 million increase in prepaid expenses and other assets due to timing of payments, as well as the non-monetary sale of our legacy beauty inventory for future marketing and transportation credits, a $1.2 million increase in inventory due to timing of inventory purchases and a $5.8 million use of cash due to the timing of payments associated with our accounts payable and operating leasing obligations.

Net cash provided by operating activities of $5.1 million for the nine months ended September 30, 2020 was primarily due to net loss of $1.8 million, non-cash adjustments of $9.8 million and a net decrease in cash related to changes in operating assets and liabilities of $2.9 million. Non-cash adjustments primarily consisted of stock-based compensation of $6.1 million and depreciation and amortization of $3.7 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $21.7 million increase in inventory due to the timing of inventory purchases. This use of cash was partially offset by a $17.7 million decrease in accounts payable and operating leasing obligations due to the timing of associated payments, $0.6 million decrease in prepaid expenses and other assets and a $0.6 million decrease in accounts receivable due to timing of cash collection from retail customers.

Investing Activities

Our primary source of investing cash is the sale and maturity of short-term investments and our primary use of investing cash is the purchase of short-term investments and property and equipment.

Net cash used in investing activities of $28.7 million for the nine months ended September 30, 2021 was due to purchases of short-term investments of $65.3 million, offset by proceeds from the sales and maturities of short-term investments of $26.9 million and $9.9 million, respectively.

Net cash provided by investing activities of $43.7 million for the nine months ended September 30, 2020 was due to maturities and sales of short-term investments of $44.0 million and $5.8 million, respectively, net of purchases of short-term investments of $6.0 million.

Financing Activities

Our financing activities primarily consisted of payments of sales of securities, deferred offering cost, stock option award exercises and principal payments of financing lease obligations.

Net cash provided by financing activities of $55.6 million for the nine months ended September 30, 2021 primarily consisted of proceeds from our IPO of $96.5 million, net of underwriting discounts and commissions, offset by dividend payments of $35.0 million and payments of offering costs in connection with our IPO of $5.5 million.

Net cash used in financing activities of $0.7 million for the nine months ended September 30, 2020 primarily consisted of principal payments of financing lease obligations of $0.7 million.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(5,136)	$(1,986)	$(29,654)	$(1,802)
Interest and other (income) expense, net	526	230	1,362	564
Income tax provision	22	22	67	66
Depreciation and amortization	1,019	1,150	3,135	3,707
Stock-based compensation	4,776	1,805	13,240	6,053
Innovation Strategy expenses(1)	—	815	—	1,386
Related IPO costs and other transaction-related expenses(2)	—	110	12,160	110
Adjusted EBITDA	$1,207	$2,146	$310	$10,084
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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited consolidated financial statements appearing in the Prospectus. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

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

Interest Rate Risk
We had cash and cash equivalents of $27.7 million as of September 30, 2021, which consisted of bank accounts, money market funds, certificates of deposit and corporate bonds. We had short-term investments of $62.7 million as of September 30, 2021, which consisted of commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

We are also subject to interest rate risk in connection with our 2021 Credit Facility. See the section titled “—Liquidity and Capital Resources—2021 Credit Facility” above. Based on the average interest rate on the instruments under the 2021 Credit Facility during the three and nine months ended September 30, 2021, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the three and nine months ended September 30, 2021.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the condensed consolidated statements of comprehensive loss under the line item interest and other income (expense), net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our condensed consolidated financial statements.

Inflation Risk
We have experienced an increase in commodity prices, labor costs, input costs and transportation costs that we expect to continue at least through the fourth quarter of 2021. If we are unable to offset these changing costs through price increases or cost reductions, our inability or failure to do so could harm our business, results of operations and financial condition.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the period ended September 30, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's third quarter of 2021 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
RISK FACTOR SUMMARY

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus and in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

•We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future.
•Our significant growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.
•Our quarterly operating results may fluctuate, which could cause our stock price to decline.
•We may not be able to compete successfully in our highly competitive market.
•If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.
•Consolidation of retail partners or the loss of a significant retail or third-party ecommerce partner could negatively impact our sales and ability to achieve or maintain profitability.
•We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our efforts may or may not be successful.
•Our brand and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.
•Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our founder, Chief Creative Officer and former Chair of our board of directors, Jessica Alba and our Chief Executive Officer, Nick Vlahos.
•A disruption in our operations could have an adverse effect on our business.
•The COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and prospects.
•Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing and logistics, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.
•We rely on third-party suppliers, manufacturers, retail and ecommerce partners and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
•Health and safety incidents or advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
•International trade disputes and the U.S. government’s trade policy could adversely affect our business.
•Our business may be adversely affected if we are unable to provide our consumers with a technology platform that is able to respond and adapt to rapid changes in technology.

RISK FACTORS

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

In addition, products and merchandise we receive from manufacturers and suppliers may not be of sufficient quality or free from damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party ecommerce or retail customers or when returned by consumers. We may incur additional expenses and our reputation could be harmed if customers or consumers and potential consumers believe that our products do not meet their expectations, are not properly labeled or are damaged. For example, as disinfecting and sanitization products have faced supply chain challenges, decelerating market demand and aging and slower turning inventory, the Company has received some product quality complaints from customers and consumers that have resulted or may result in additional refunds, returns, write-offs and remediation costs.

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

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. For example, as disinfecting and sanitization products have faced supply chain challenges, decelerating market demand and aging and slower turning inventory, the Company has received some product quality complaints from customers and consumers that have resulted or may result in additional refunds, returns, write-offs and remediation costs. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

None.

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

10.1†
Amendment Sixteen to the Logistics Services Agreement, dated as of July 12, 2021, by and between the Registrant and Geodis Logistics, LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40378), filed with the SEC on August 13, 2021.

10.2+	Nominee and Indemnity Agreement, dated September 8, 2021, by and between the Company, Catterton Management Company, L.L.C. and Scott Dahnke
10.3+	Nominee and Indemnity Agreement, dated September 8, 2021, by and between the Company, Catterton Management Company, L.L.C. and Avik Pramanik
10.4+	Employment Agreement, dated August 30, 2021, by and between the Company and Peter Gerstberger.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL	XBRL Instance Document XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The Honest Company, Inc.
Date: November 10, 2021	By:	/s/ Nikolaos Vlahos
Nikolaos Vlahos Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 10, 2021	By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)