Form 10-K
period 2021-12-31
Honest Company, Inc.
filed 2022-03-28
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(g) of the Act: _____________Common Shares____________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of common stock on the Nasdaq Global Select Market on June 30, 2021, was approximately $883,526,832.

As of March 22, 2022, the registrant had 91,559,038 shares of common stock, $0.0001 par value per outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part I, Item 1A, “Risk Factors,” and other factors set forth in other parts of this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, cost of revenue, operating expenses, gross margin, adjusted EBITDA and other operating results;
•our strategic initiatives and priorities, including the timing and cadence of our marketing, innovation, and distribution strategies;
•our ability to implement our strategy to deliver sustained long-term growth;
•the effect of COVID-19 or other public health crises on our business and the global economy, including shifting demand between our Digital and Retail channels;
•our continued revenue growth through our omnichannel strategy and ability to capture growth in whitespace opportunities in the Retail channel;
•our ability to effectively manage our growth;
•our ability to increase market share in our core product categories;
•our investments in innovation and digital capability to fuel long-term growth;
•our ability to bring new products to market and to identify and successfully launch new category adjacencies;
•the market shift towards clean and natural products and the whitespace opportunity it provides for further market penetration and category growth in the clean and natural segments;
•our strategies to address the reduction in demand of certain products in our Health and Wellness product category and the related impact on our business;
•our ability to acquire new consumers and successfully retain existing consumers, including their level of spend with us;
•our expansion with retail and digital partners;
•our ability to retain new distribution partners;
•our ability to bring new products to market and to identify and successfully launch new category adjacencies;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•expectations regarding consumer demand and the timing and amount of orders from key customers;
•our ability to achieve or sustain our profitability;
•our practices, commitments and performance related to environmental, social and governance matters;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts, and our ability to grow brand awareness and maintain, protect and enhance our brand;
•our ability to effectively manage our inventory and maintain sufficient inventory to satisfy customer demands and meet revenue targets;
•our ability to liquidate excess inventory related to drops in consumer demand for our products, product discontinuations or product restages;
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
•our ability to offset commodity prices, labor costs, input cost and transportation cost inflation with price increases, productivity or investing in digital capabilities;
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

Risk Factors Summary

Investing in our common stock involves substantial risks. The risks described in the section titled “Risk Factors” immediately following this summary may cause us to not realize the full benefits of our strengths or to be unable to successfully execute all or part of our strategy. Some of the more significant risks include the following:
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
•Consolidation of retail partners, the loss of a significant retail or third-party ecommerce partner or a significant change in such partners's historical purchasing patterns could negatively impact our sales and ability to achieve or maintain profitability.
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
•Increasing scrutiny and evolving expectations from stakeholders with respect to our environmental, social and governance (ESG) practices, performance and disclosures.
•Our brand and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.
•Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our founder and Chief Creative Officer, Jessica Warren and our Chief Executive Officer, Nick Vlahos.
•A disruption in our operations could have an adverse effect on our business.
•The COVID-19 pandemic has had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.
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

PART I

Item 1. Business

Overview Of Business

The Honest Company (the "Company," which may also be referred to as “we,” “us” or “our”) is a mission-driven lifestyle brand that formulates, designs and sells clean products with a focus on sustainability and thoughtful design. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop through our Retail and Digital channels. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offering, deep digital-first connection with consumers and omnichannel accessibility.
We completed the initial public offering ("IPO") of our common stock on May 7, 2021, and our common stock began trading on the Nasdaq Global Select Market on May 5, 2021.
Our Products and Product Categories
The Company’s Chief Executive Officer, as the chief operating decision maker, organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. Our three product categories are Diapers and Wipes, Skin and Personal Care and Household and Wellness, which represented 63%, 32%, and 5% of our 2021 revenue, respectively.
•    Diapers and Wipes. Primary components of our diapers are made with sustainably harvested, totally chlorine-free fluff pulp and other plant-derived materials. Our diapers are also packaged with a more efficient design than our previous diaper product that uses less material. Our diapers serve as a strategic customer acquisition tool, as new parents often proceed to also purchase wipes and products from our Skin and Personal Care and Household and Wellness categories.
•Skin and Personal Care Products. We use clean and safe ingredients, including many plant-based ingredients that are ethically sourced and, most-importantly, effective. We have an extensive line of bath, body, skincare and beauty products designed for a range of skin types and concerns that are certified by trusted experts and institutions, including the National Eczema Association. Our products are formulated to perform and be safe and many are toxicologist-audited. For example, our award-winning(1) Extreme Length Mascara + Lash Primer lifts, lengthens and volumizes eyelashes without harmful parabens or paraffins, synthetic fragrances, silicones or mineral oil.
•Household and Wellness. We offer clean products that are designed to be safe for the whole family without compromising efficacy. Some of the category products include sanitizing wipes, hand sanitizer made with key plant-based ingredients, disinfecting spray and prenatal vitamins. We plan to introduce new product innovation that will diversify our offering in this category outside of sanitizing and disinfecting which have made up a majority of sales in the category since their launch in 2020. For example, we plan to introduce four new vitamin and supplement products in the second quarter of 2022.

___________________
(1) Allure's 2021 "Readers' Choice" award winner for "Clean Beauty".

10 Years of Growth (2012-2022)

Our Integrated Omnichannel Presence

Since our launch, we have built a well-integrated omnichannel presence by expanding our retail accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Target and Amazon in 2014 and 2017, respectively. This business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products. Also during the COVID-19 pandemic when consumers shopping preferences shifted first online during 2020 and then back to in-store shopping during 2021, our consumers were able to find our products.

•    Digital Channel. In 2021, we generated 49% of revenue through our Digital channel, which includes our flagship digital platform, Honest.com, and third-party pureplay ecommerce sites. Through Honest.com, we are able to establish a direct relationship with our consumers, to more effectively influence brand experience and better understand consumer preferences and behavior. Our website showcases the entirety of our product portfolio, offers exclusive products and services including our subscription service, houses branded content featured on product detail pages and our blog, and facilitates new product feedback via exclusive pre-launch access across all our channels. In addition to shopping our products a la carte, consumers have the option to subscribe to our popular Diapers and Wipes bundle subscription, as well as customizable single item subscriptions. In 2021, 27% of our revenue was generated from Honest.com. Additionally, we have strong relationships with Amazon and other third-party ecommerce platforms which allow us to further our brand experience and leverage engaging assets and content featured on Honest.com. We leverage first-party data on Amazon to improve the efficiency of our marketing spend and inform our growth strategy. These relationships also enable us to participate in important key retailer-specific programs, leading to increased awareness with a new set of consumers. We believe our Digital channel provides our consumers with the highest level of brand experience and further builds consumer loyalty.

•    Retail Channel. In 2021, we generated 51% of revenue through our Retail channel via strategic partnerships with leading omnichannel retailers that sell our products through brick and mortar stores and often on their own websites as well. Our retail partnerships expand brand awareness and product accessibility, creating meaningful marketing efficiencies as we continue to scale. Additionally, these partnerships support our differentiated value proposition by making our products conveniently accessible in the many places where our consumer shops. In addition to our presence in the United States and Canada, we continue to expand our strategic retail playbook to Europe. In June 2019, we launched Honest Beauty with Douglas, the #1 beauty destination in Europe, and have since launched additional categories with other leading European retailers. Since our launch with Douglas, Douglas store count has doubled and we have added in store placement in Austria, France, and Switzerland bringing our retail presence in Europe to eight countries. In addition, we continue to be available online in 12 countries in partnership with Douglas.com. As of December 31, 2021, our products can be found in approximately 43,000 retail locations across the United States, Canada and Europe.

All-commodity volume ("ACV") is the measurement of a product’s distribution weighted by the overall dollar retail sales attributable to the retail location distributing such product; a retail location would be counted as having sold the product or product group if at least one unit of the product was scanned for sale within the relevant time period. This metric provides a measurement of retail penetration that takes into account the importance of selling through retail locations with higher overall retail sales volumes, and as a result we believe that our competitors generally use the same measurement. For the 13 weeks ended December 26, 2021, we had approximately 49% ACV in national multi-outlet stores. Below is our ACV weighted distribution for the 13-week period ended:
Our Growth Strategy
Marketing Strategy

The core of our Content, Community, Commerce marketing strategy is centered upon creating a “lifestyle brand” that leverages rich content to drive brand awareness around clean, conscious living through marketplaces where our products are sold. Included in our Content, Community, Commerce marketing strategy, is our digital strategy that is geared towards creating lifetime value while fueling our omnichannel growth by converting one-time purchasers to a community of like-minded consumers aligned with Honest’s mission (the "Digital Strategy"). This conversion will be facilitated through the curation of value-driven digital experiences, including personalized shopping experiences, loyalty rewards, optimized mobile and desktop experiences and overall improvements within our digital assets to delight and excite our consumers.

Innovation Strategy

We use connectivity to our community of consumers to provide lifestyle insights that power innovation across categories. We use innovation to support our growth objectives across our portfolio, as highlighted in the three core pillars of our Innovation Framework; that we bring product innovation that 1) feeds and nurtures our core values, 2) expands within our existing product categories, and 3) grows into new potential product categories adjacent to existing categories that fit with our value proposition to the consumer.

We continue to innovate in each of our product categories in areas such as breakthrough new product formulations, innovative packaging, costovation (defined below) and marketing strategy, with a focus in the future of driving “big bets” across potential product adjacencies where we have; 1) permission to play with consumers, 2) relevant domain expertise, and 3) the opportunity to expand across a broader consumer demographic within an existing Honest home. We are also focused on building a portfolio of products in complementary categories through our Innovation Strategy and the momentum created by our Digital Strategy. We are building an Honest community with the goal of creating a more holistic clean, conscious home for consumers and customers alike. We strive for continuous improvement in our existing products’ safety, sustainability, efficacy and design profile, which we refer to as costovation.

Omnichannel Strategy

We reach our consumers through a strategic omnichannel approach across complementary Digital and Retail channels to maximize consumers’ connection, experience and access to our brand. We are enhancing our technology to allow digital orders to be delivered to customers faster and providing content and community digital offerings to enable the lifestyle brand and take advantage of our subscriptions program. Our integrated omnichannel approach provides a meaningful benefit to our consumers who can shop our brand however they want, engendering further “stickiness” and loyalty. Our omnichannel approach seeks to meet consumers however they want to shop, balancing deep consumer connection with broad convenience and accessibility.

Supply Chain and Operations

We manage a global supply chain of highly qualified, third-party manufacturing and logistics partners to produce and distribute our products. We look to manufacturing partners who share our commitment to quality, Current Good Manufacturing Practices ("cGMPs"), sustainability, and design. We conduct quality audits of our third-party manufacturing partners and require that they follow our high standards of controlled documentation, cleaning and safety protocols, and laboratory controls. Our third-party manufacturing partners are located in various locations including the United States, Mexico and China. Our supply chain team manages these relationships and processes and, with the support of our innovation team, researches materials and equipment, approves and manages purchasing plans, and oversees product fulfillment.

The primary raw materials and components of our products include sustainably harvested fluff pulp, plant-based substrate in our baby wipes, and other biobased materials. Just as important as what goes into our products, we actively work with suppliers to avoid certain materials, including elemental chlorine-free pulp, parabens, paraffins, synthetic fragrances, and mineral oil, that don’t meet our standards but are commonly used by mainstream players.

Our distribution network includes four warehouses in Nevada, California, Pennsylvania and the Netherlands with retail and direct-to-consumer ("DTC") fulfillment capabilities and value-added services operated by GEODIS Logistics LLC, or GEODIS. The warehouse in Las Vegas is a state-of-the-art facility leased by Honest with a focus on automated large scale DTC fulfillment. We manage inventory by forecasting demand, analyzing product sell-through, and analyzing our supply chain to ensure sufficient capacity to support demand. As a result of the COVID-19 pandemic and other macroeconomic trends, we and our distribution partners have experienced some disruptions to the operations of our fulfillment centers, including a nationwide truck driver shortage. For example, during the fourth quarter of 2021, some employees at two of our warehouse facilities were ill with COVID-19 and/or following quarantine protocols, which coupled with the nationwide truck driver shortage, negatively impacted our and our distribution partner's ability to fulfill orders in a timely manner and had a negative impact on our results of operations.

Sustainability is a key component of our supply chain and distribution. We have transitioned to 100% pre-consumer or post-consumer recycled ("PCR") cardboard shipping cartons for our Honest.com shipments. In addition, we are working with our diapers and wipes manufacturers to receive shipments made from PCR cardboard.

Competition

The markets in which we operate are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We face significant competition from both established, well-known legacy CPG players and emerging DTC brands.

•    Diapers and Wipes. Select competitors include Kimberly-Clark Corporation (maker of Huggies), Procter & Gamble Company (maker of Pampers, Pampers Pure and Luvs), WaterWipes UC and other private label brands.

•    Skin and Personal Care. Select competitors include Johnson & Johnson Consumer Inc. (maker of Johnson’s Baby and Aveeno), The Clorox Company (parent company of Burt’s Bees, Inc.), Unilever PLC (maker of Shea Moisture), LVMH Moët Hennessy Louis Vuitton (maker of Benefit Cosmetics LLC), Estée Lauder Inc., L’Oréal S.A. and Pacifica Beauty LLC.

•    Household and Wellness. Select competitors include The Clorox Company, Reckitt Benckiser Group plc (maker of Lysol) and Unilever PLC (maker of Seventh Generation products).

We compete based on various product attributes including clean formulation, sustainability, effectiveness and design, as well as our ability to establish direct relationships with our consumers through digital channels. We believe that we compete favorably across these factors taken as a whole.

Our Industry

We believe that the “clean and natural” product categories of the Diapers and Wipes, Skin and Personal Care and Household and Wellness markets are growing at outsized rates, as a result of the increasing shift in consumer demand for “better-for-you” products. Based on independent third-party consumption data for the 52 weeks ended December 26, 2021, the clean and natural products of Honest diaper, wipes and baby personal cares grew 11.7%, 7.3% and 10.1%, respectively, significantly outpacing the products in the industry as a whole which grew in diapers and baby personal care 8.8% and 5.2%, respectively, and wipes as a whole declined 0.1%.

We believe that certain historical leading brands that have produced products in these categories for decades generally focus on single categories and offer products made with conventional ingredients that are less aligned with increasing consumer preference for clean and natural solutions. We believe that given consumers’ growing focus on their health and wellness, reducing waste and promoting social impact, we are well-positioned to continue to take market share from these legacy brands.
We believe that this market shift towards clean and natural products is in its early stages and provides whitespace opportunity for further market penetration and category growth in the clean and natural product categories.

Our Purpose-Driven Organization
At Honest, we prioritize transparency, trust and sustainability in all that we do. Our purpose-driven mission has always been guided by our commitment to philanthropic partnerships and community engagement with a focus on diversity and inclusion. Our Environmental, Social and Governance ("ESG") initiatives are focused around three key pillars, Planet; Products; and People.

PLANET

•    We are committed to sustainable packaging. Our commitment to environmental sustainability shows up through our product development, packaging processes and in all parts of our business on a daily basis. For example, during the third quarter of 2021, we launched our "Beauty Restage" which is our new sustainable packaging initiative, including recyclable cartons using 100% tree-free paper made from upcycled sugarcane by-product.
•    We strive to lessen our environmental footprint-minimizing our impact by offsetting carbon emissions and working to responsibly source materials and packaging. We have transitioned our Honest.com shipping cartons to 100% PCR cardboard. In 2020, we entered into an agreement to participate in a six-month carbon offset program to reduce greenhouse gas emissions resulting from our domestic Honest.com shipments. We participated in this program for six months of each of 2020 and 2021, respectively. We continue to participate in this six month program through the end of 2022. Our Clean Conscious diaper features an innovative design including our plant-based backsheet, sustainably harvested fluff pulp and a more efficient design than our previous diaper product that uses less material helping to avoid using over 7,000 trees every single year.

•We prioritize waste reduction focusing on reusable, refillable and recyclable materials. 100% of our baby personal care and household cleaning bottles are recyclable or include recycled materials and we are regularly looking to increase the amount of post-consumer resin in our components. We are eliminating plastic in many of our Skin and Personal Care products by moving to aluminum tubes, refillable tin compacts and glass jars.

PRODUCTS

•    We are committed to the health, safety and well-being of our consumers by providing clean, effective, well-designed products consumers can feel great about using. We place an emphasis on ingredient and formula assessments, including external third-party certifications and in-house Toxicologist Audit protocols where we review the final formula for potential chemical hazards, dose-response, and anticipated exposure, thinking not only about the effects of using the product once but over the consumer’s lifetime. Our NO List™ contains over 3,500 chemicals and materials we choose not to use, including parabens, sulfate surfactants, phthalates, formaldehyde donors and synthetic fragrances.

•We prioritize naturally-derived resources over synthetic, petro-chemicals in our product formulas and designs. The majority of our Baby Personal Care and Mama Care formulas are in compliance with the United States Department of Agriculture ("USDA"), BioPreferred Program for certified biobased products ("Biobased Certified"). The alcohol used in our alcohol wipes, hand sanitizer gel and hand sanitizer spray is 100% plant-derived and our fragrances are all 100% natural, never synthetic. Primary components of our diapers are made with sustainably harvested, totally chlorine-free fluff pulp and other plant-derived materials, including our plant-based backsheet.

•We comply with the requirements of many independent organizations or certification authorities. This includes the USDA's, National Organic Program, the USDA’s BioPreferred Program for Biobased Certified products, the National Eczema Association’s Seal of Acceptance, and the NSF/ANSI 305 standards set by Quality Assurance International.

•We conduct quality audits of our third-party manufacturing partners. We require our third-party manufacturers to follow our high standards of controlled documentation, cleaning and safety protocols, and laboratory controls.
PEOPLE

Community Impact

We work closely with our charity partners, including Baby2Baby, to help provide children and families around the world with the basic essentials and resources they need to live healthy lives. Since the start of our relationship with Baby2Baby, we have donated more than 26 million family personal care, feminine care, clean beauty products and other essentials to those in need and our compassionate team has volunteered countless hours giving back to our communities and providing disaster relief.

Our partnership with March of Dimes helps fund research, advocacy and service programs addressing maternal and infant mortality with critical healthcare and support. The partnership will also fund the creation of new advocacy content about environmental justice for moms and babies, helping further spread the important work this organization has set out to do. Through this partnership, we have committed to donate $250,000 to support the organization, including its new Mom and Baby Action Network.

Human Capital Management

Employees
Our human capital planning process strategically aligns our business needs with the goal of ensuring we have the capability and capacity we need to meet consumer demand. As of December 31, 2021, we had a total of 187 full-time employees, as well as a limited number of temporary employees and consultants. In building our high-performing teams, we have invested in leadership, marketing, digital and technology capabilities. Embedded in the Honest culture are core values that honor diversity and inclusion, making The Honest Company a workplace that values different perspectives and ideas. Honest offers a competitive compensation and benefits program, and our award-winning learning and development platform, Honest University, delivers opportunities for all employees to grow and develop personally, professionally and financially. Our corporate social responsibility efforts provide opportunities for employees to give back to communities in need through volunteerism, donation matching and paid volunteer time off. We foster an environment of community and support within our organization through our employee resource groups (discussed below), which offer a safe forum to inspire and develop employee-led initiatives addressing issues that matter most to them. As a health and wellness brand, we ensure our employees have competitive benefits and access to a range of wellness offerings to empower them to live healthy, happy lives.

Diversity and Inclusion

As a company founded by a woman of color, we have always been passionate about ensuring a diverse and inclusive workforce that reflects our consumers and the communities we serve. We are proud to say that as of December 31, 2021, people of color represented nearly half of our workforce, and women represented 72% and 60% of our workforce and leadership, which includes director level and above, respectively. We currently have four Employee Resource Groups: Women Excelling in Leadership and Living, or W.E.L.L, Parents & Friends, Black Leadership, Allies & Community, or B.L.A.C and Honest Asian-American Pacific Islanders, or H.A.A.P.I. W.E.L.L supports the personal and professional development of women at Honest. Parents & Friends provides a valuable network of parenting resources and information. B.L.A.C was created to lift, engage and empower Black voices within The Honest Company and across the community. H.A.A.P.I was recently launched in 2021 to create a supportive and inclusive community for Asian Americans and Pacific Islanders and allies. We have made a commitment to provide training and a platform for important dialogue about diversity, inclusion and equity.

Hiring, Development and Retention
We look to attract and retain the best talent to help the Company deliver against our strategies. We prioritize career growth and leadership development because growing our talent and building our capabilities supports our retention efforts and helps us establish a strong foundation for long-term success. We believe a firm commitment to our values will continue to drive our success going forward and that employee engagement is an integral component. The ongoing training and development of our employees through our Honest University program provides continued growth for employees in areas of leadership, as well as technical skills.

Employee Safety and Well-Being

As a values-driven organization, the Company takes a holistic approach to caring for our employees, with benefits and programs designed to support physical, mental, emotional and financial well-being.

We prioritize safety for all employees through a combination of education, training and safety-related policies, while also operating in compliance with applicable regulations, including Occupational Safety and Health Administration guidelines in the U.S. This approach was particularly important as the Company continued to navigate the COVID-19 pandemic and implemented enhanced safety protocols across our facilities, including preventive detection measures, contact tracing, frequent cleaning and sanitizing, required use of personal protective equipment and the adjustment of work schedules to reduce exposure.

The Company continued to support employees emotional well-being during the pandemic by offering additional physical and mental health benefits, including our partnership with Thrive Global which offers employees learning and development through training sessions, resources and virtual guides to support and promote emotional well-being. Additionally, the Company provides an Employee Assistance Program (EAP) at no cost to employees to support emotional health and a fitness reimbursement through Global Fit Rewards to encourage a healthy lifestyle for Honest employees.

To support our people’s financial well-being, the Company provides competitive compensation – including short- and long-term incentives – to attract and retain top talent. Our commitment to pay equity helps ensure our compensation is fair and rewards employees for their contributions. In addition, we offer a competitive employee matching 401(k) plan.

Government Regulation

Our cosmetic, over-the-counter drugs, food (vitamins/dietary supplements) and cleaning products are subject to regulation by the Food and Drug Administration, or the FDA. Substantially all of our products are subject to regulation by the Consumer Product Safety Commission, or the CPSC, the EPA, and the Federal Trade Commission, or the FTC, as well as various other federal, state, local and foreign regulatory authorities. These laws and regulations principally relate to the ingredients or components, proper labeling, advertising, packaging, marketing, manufacture, registration, safety, shipment and disposal of our products.

Under the Federal Food, Drug and Cosmetic Act, or the FDCA, cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. The labeling of cosmetic products is also subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA, however certain ingredients, such as color additives, must be pre-authorized. If safety of the products or ingredients has not been adequately substantiated, a specific warning label is required. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false nor misleading labeling and that they are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, we may be required by a regulatory authority or we may independently decide to conduct a recall or market withdrawal of our product or to make changes to our manufacturing processes or product formulations or labels.

If a product is intended for use in the diagnosis, cure, mitigation, treatment or prevention of a disease condition or to affect the structure or function of the human body, the FDA will regulate the product as a drug. Our current products that are intended to treat acne and used as sunscreen, including skin care products with sun protection factor, or SPF, are considered over-the-counter, or OTC, drug products by the FDA. Our OTC products are subject to regulation through the FDA’s “monograph” system which specifies, among other things, permitted active drug ingredients and their concentrations. The FDA’s monograph system also provides the permissible product claims and certain product labeling requirements, based on the intended use of the product. Our OTC drug products must be manufactured consistent with the FDA’s current drug good manufacturing practices requirements, and the failure to maintain compliance with these requirements could require us to conduct recalls, market withdrawal, or make changes to our manufacturing practices.

The FDA may change the regulations as to any product category, requiring a change in labeling, product formulation or analytical testing.

We are subject to regulation by the CPSC under the Consumer Product Safety Act, the Flammable Fabrics Act, the Poison Prevention Packaging Act, the Federal Hazardous Substances Act, and other laws enforced by the CPSC. These statutes and the related regulations establish safety standards and bans for consumer products. The CPSC monitors compliance of consumer products under its jurisdiction through market surveillance and has the authority to conduct product safety related inspections of establishments where consumer products are manufactured, held, or transported. The CPSC has the authority to require the recall of noncompliant products or products containing a defect that creates a substantial risk of injury to the public. The CPSC may seek penalties for regulatory noncompliance under certain circumstances. CPSC regulations also require manufacturers of consumer products to report to the CPSC certain types of information regarding products that fail to comply with applicable regulations, that contain a defect which could create a substantial product hazard, or that create an unreasonable risk of serious injury or death. Certain state laws also address the safety of consumer products and mandate reporting requirements, and noncompliance may result in penalties or other regulatory action.

Certain of our products are also subject to regulation by the EPA, under the Federal Insecticide, Fungicide, and Rodenticide Act, or FIFRA. FIFRA establishes a system of pesticide, including disinfectant product, regulation to protect applicators, consumers and the environments. Under FIFRA, certain of our cleaning products, including the disinfectant products, may require approval from and registration with the EPA prior to sale. Products subject to FIFRA must comply with specified approval, registration, manufacture, labeling, and reporting requirements, among other requirements. EPA is authorized to take enforcement action to prevent the sale or distribution of non-compliant disinfectant products, including to prevent the sale or distribution of unregistered disinfectants and to prevent the sale or distribution of registered pesticides that are not permitted to make claims permitted by the terms of their registration, among other areas of non-compliance. The EPA may seek penalties for regulatory noncompliance under certain circumstances. Manufacturers subject to FIFRA may also be required to report certain types of information regarding disinfectant products to EPA. Certain state laws may also address requirements applicable to cleaning products, and non-compliance may result in penalties or other regulatory action.

The USDA enforces federal standards for organic production and use of the term “organic” on product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law.

The FTC, FDA, USDA, EPA, and other government authorities also regulate advertising and product claims regarding the characteristics, quality, safety, performance and benefits of our products. These regulatory authorities typically require a safety assessment of the product and reasonable basis to support any factual marketing claims. What constitutes a reasonable basis for substantiation can vary widely from market to market, and there is no assurance that our efforts to support our claims will be considered sufficient. The most significant area of risk for such activities relates to improper or unsubstantiated claims about the composition, use, efficacy and safety of our products and their environmental impacts. If we cannot adequately support safety or substantiate our product claims, or if our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, the FDA, FTC or other regulatory authority could take enforcement action, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials or stop selling certain products and require us to accept burdensome injunctions, all of which could harm our business, reputation, financial condition and results of operations.

In addition, the FTC regulates the use of endorsements and testimonials in advertising as well as relationships between advertisers and social media influencers pursuant to principles described in the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or the Endorsement Guides. The Endorsement Guides provide that an endorsement must reflect the honest opinion of the endorser and cannot be used to make a claim about a product that the product’s marketer couldn’t itself legally make. They also say that if there is a connection between an endorser and the marketer that consumers would not expect and it would affect how consumers evaluate the endorsement, that connection should be disclosed. Another principle in the Endorsement Guides applies to ads that feature endorsements from people who achieved exceptional, or even above average, results from using a product. If the advertiser doesn’t have proof that the endorser’s experience represents what people will generally achieve using the product as described in the ad, then an ad featuring that endorser must make clear to the audience what results they can generally expect to achieve and the advertiser must have a reasonable basis for its representations regarding those generally expected results. Although the Endorsement Guides are advisory in nature and do not operate directly with the force of law, they provide guidance about what the FTC staff generally believes the Federal Trade Commission Act, or FTC Act, requires in the context using of endorsements and testimonials in advertising and any practices inconsistent with the Endorsement Guides can result in violations of the FTC Act’s proscription against unfair and deceptive practices.

To the extent we may rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Endorsement Guides and we will otherwise endeavor to follow the FTC Act and other legal standards applicable to our advertising. However, if our advertising claims or claims made by our social media influencers or by other endorsers with whom we have a material connection do not comply with the Endorsement Guides or any requirement of the FTC Act or similar state requirements, the FTC and state consumer protection authorities could subject us to investigations and enforcement actions, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials and require us to accept burdensome injunctions, all of which could harm our business, reputation, financial condition and results of operations.

We are also subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. In particular, we are subject to federal, state, local and international laws regarding privacy and protection of people’s data. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. In the European Union, the General Data Protection Regulation, or GDPR, has stringent operational requirements relating to the processing of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also significantly increases penalties for non-compliance. The California Consumer Privacy Act, or CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. The CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy and data protection which could affect us. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business.

Trademarks and Other Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology. Our principal trademark assets include the trademarks “Honest” and “The Honest Co.,” which are registered in the United States and targeted foreign jurisdictions, our logos and taglines, and multiple product brand names. We have applied to register or registered many of our trademarks in the United States and other jurisdictions, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost- effective.

We have one patent issued and one patent application pending in the United States and one pending international Patent Cooperation Treaty application. Our issued patent will expire in April 2037. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

We are the registered holder of multiple domestic and international domain names that include “honest” and similar variations. We also hold domain registrations for many of our product names and other related trade names and slogans. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and the terms and conditions governing our agreements with other third parties.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at investors.honest.com under Financial Information/SEC Filings. Additionally, the Company routinely posts additional important information, including press releases, on its website and recognizes its website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to our SEC filings and public webcasts. These items are available at investors.honest.com under News and Events.

Information relating to corporate governance at Honest, including the Company’s Code of Business Conduct and Ethics, the Honest Company Corporate Governance Guidelines and Committee charters for the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, is available at investors.honest.com under Corporate Governance or https://investors.honest.com/corporate-governance/douments-charters. The Company will provide any of the foregoing information without charge upon written request to Corporate Communications, The Honest Company, 12130

Millennium Drive, #500, Los Angeles, CA 90094. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Report.

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be adversely affected. In this case, the trading price of our common stock could decline and you might lose part or all your investment.
Risks Related to Our Business, Our Brand, Our Products and Our Industry
Our significant growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.
We have experienced significant growth since our launch in 2012. This growth has placed demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:
•increase awareness of our brand and successfully compete with other companies;
•effectively market our products through Honest.com and retail partnerships to increase sales velocity;
•price our products effectively so that we are able to attract new consumers and expand sales to our existing consumers;
•expand distribution and points of sales (the number of SKUs) with new and existing consumers;
•continue to innovate and introduce new products;
•maintain and improve our technology platform supporting our Honest.com business;
•expand our supplier and fulfillment capacities;
•maintain quality control over our product offerings; and
•expand internationally.
Such growth and expansion of our business will place significant demands on our management and operations teams and require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to continue to expend substantial resources on:
•our sales and marketing efforts to increase brand awareness, further engaging our existing and prospective consumers, and driving sales of our products;
•technology platform maintenance to support sales of our products;
•product innovation and development;
•general administration, including increased finance, legal and accounting expenses associated with being a public company; and
•expanding internationally.
These investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in any new category or internationally.
In addition, to support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. For example, in 2021 we hired a new Chief Financial Officer and Chief Digital and Strategy Officer. We face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. In the past year we have also seen heightened demand for labor and escalating labor prices in the market. The risks associated with a rapidly growing workforce will be particularly acute as we choose to expand into new product categories and global markets. Additionally, we may not be able to hire new employees quickly enough to meet our needs or retain our existing employees in the face of competitive hiring trends. If we fail to effectively manage our hiring needs, successfully integrate new hires or retain existing employees, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be adversely affected.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in revenue due to consumer and customer demand, including as a result of adverse market conditions driven by the COVID-19 pandemic and the opening of retail and travel opportunities as the pandemic abates, the seasonality of market transactions and fluctuations in sales through our Retail and Digital channels;
•the amount and timing of our operating expenses;
•inflation in key input costs;
•our success in attracting new and maintaining relationships with existing retail and ecommerce partners;
•our success in executing on our strategy and the impact of any changes in our strategy;
•the timing and success of product launches, including new products that we may introduce, such as our launch of Clean Conscious Diapers in January 2021;
•the success of our marketing efforts;
•adverse economic and market conditions, such as those related to the current COVID-19 pandemic, currency fluctuations, inflationary pressures and other adverse global events;
•disruptions or defects in our technology platform, such as privacy or data security breaches, errors in our software or other incidents that impact the availability, reliability, or performance of our platform;
•disruptions in our supply chain, the ability of our third-party manufacturers to produce our products, ability of our distributors to distribute our products, or disruptions, delays, or increased costs in our shipping arrangements;
•the impact of competitive developments and our response to those developments;
•fluctuations in inventory and working capital;
•our ability to manage our business and future growth; and
•our ability to recruit and retain employees.
Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic, consumer and customer spending patterns, and the impacts of the gradual reopening of the offline economy and lessening of restrictions on movement and travel as the COVID-19 pandemic abates. Fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock, particularly post-pandemic. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
Our quarterly operating results have varied in the past and we believe that they may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our historical operating results. Any seasonal effects may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.
Consolidation of retail partners, the loss of a significant retail or third-party ecommerce partner or a significant change in such partner's historical purchasing patterns could negatively impact our sales and ability to achieve or maintain profitability.

Our omnichannel strategy includes selling our products through third-party ecommerce and retail partners (including their websites), which have been undergoing consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, demand higher levels of marketing and promotional support, operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business.

In 2021, we generated 51% and 49% of our total revenue from retail partners (including their websites) and Digital channels, respectively. In 2021, 27% of our revenue was generated from Honest.com. In 2021, Target and Amazon accounted for approximately 28% and 22% of our revenue, respectively. We sell products to Target and Amazon under each of their standard vendor agreements. Our vendor agreements with Target and Amazon do not include a term or duration as sales under each vendor agreement are generally made on a purchase order basis. Our vendor agreement with Amazon provides that either party may terminate the agreement with 60 days’ prior written notice, provided that we are required to fulfill any purchase orders that we accept before the effective date of termination. Our vendor agreement with Target does not include any termination provisions. The loss of Target and Amazon or any other large partner, the reduction of purchasing levels or the cancellation of any business from Target and Amazon or any other large partner for an extended length of time could negatively impact our sales and ability to achieve or maintain profitability.
A third-party ecommerce or retail partner may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. In the second quarter of 2021, we experienced volatility in orders from a key digital partner that reduced its inventory on-hand in consumables to free up space for other products ahead of a major promotional event. Despite operating in different channel segments, our third-party ecommerce and retail partners sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, third-party ecommerce or retail partners may take actions that negatively affect us. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant third-party ecommerce or retail partners.
We may be unable to accurately forecast revenue and appropriately plan our expenses in the future.

Revenue and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive across our various channels, all of which are uncertain. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products. We base our expense levels and investment plans on our estimates of revenue and gross margin. We cannot be sure the same growth rates and trends are meaningful predictors of future growth. In the second quarter of 2021, we experienced volatility in orders from a key digital partner that reduced its inventory on-hand in consumables to free up space for other products ahead of a major promotional event. If our assumptions prove to be wrong, we may generate lower revenue per consumer than anticipated or may spend more than we anticipate acquiring and retaining consumers or either of which could have an adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to compete successfully in our highly competitive market.
The markets in which we operate are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We face significant competition from both established, well-known legacy CPG players and emerging direct-to-consumer brands. Numerous brands and products compete for limited shelf space in the retail channel, and for favorable positioning and promotion among ecommerce channels. We compete based on various product attributes including clean formulation, sustainability, effectiveness and design, as well as our ability to establish direct relationships with our consumers through digital channels.
Select competitors in the Diapers and Wipes market include Kimberly-Clark Corporation (maker of Huggies), Procter & Gamble Company (maker of Pampers, Pampers Pure and Luvs), Johnson & Johnson Consumer Inc. (maker of Johnson’s Baby), WaterWipes UC and private label brands. Select competitors in the Skin and Personal Care market include Johnson & Johnson Consumer Inc. (maker of Johnson’s Baby and Aveeno), The Clorox Company (parent company of Burt’s Bees, Inc.), Unilever PLC (maker of Shea Moisture), LVMH Moët Hennessy Louis Vuitton (maker of Benefit Cosmetics LLC), Estée Lauder Inc., L’Oréal S.A. and Pacifica Beauty LLC. Select competitors in the Household and Wellness market include The Clorox Company, Reckitt Benckiser Group plc (maker of Lysol) and Unilever PLC (maker of Seventh Generation products). Many of these competitors have substantially greater financial and other resources than us and some of whose products are well accepted in the marketplace today. Many also have longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the ecommerce or retail channels where we compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do. As a result, these competitors may be able to offer comparable or substitute products to consumers at similar or lower costs. This could put pressure on us to lower our prices, resulting in lower revenue and margins or cause us to lose market share even if we lower prices.
We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales, technical and other resources. Companies with greater resources may acquire our competitors or launch new products, including clean products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our products so they have less favorable placement. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and ability to achieve or maintain profitability.
We expect competition in the CPG industry to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:
•the size and composition of our consumer base;
•the number of products that we offer and feature across our sales channels;
•consumer demand for clean products developed with formulations and ingredients we use;
•our information technology infrastructure;
•the quality and responsiveness of our customer service;
•our selling and marketing efforts;
•the quality and price of the products that we offer;
•the convenience of the shopping experience that we provide on our website;
•our ability to distribute our products and manage our operations; and
•our reputation and brand strength.
If we fail to compete successfully in this market, our business, financial condition, results of operations and prospects could be adversely affected.
Further, competitors with substantially greater operations and resources than us may be less affected by the COVID-19 pandemic than we are. In connection with the pandemic, we have restricted employee travel, cancelled certain events with consumers or partners, imposed operational safeguards at our fulfillment and operating facilities and limited access to our headquarters (including our laboratory facilities) and experienced certain supply restrictions and delays. These restrictions have changed based on the pandemic development, in particular as there are new variants. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which, the pandemic may disrupt our operations, or our suppliers’ operations, or if we will be required to implement other changes, such as closures of any of our fulfillment or other operating facilities. Any significant disruption resulting from this or similar events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until we would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results, which would adversely affect our business, financial condition, results of operations and prospects. A prolonged disruption of our business could also damage our reputation and brand strength.
If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.
Our success, and our ability to increase revenue and achieve profitability, depend in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our products. Our diaper business is also a strategic consumer acquisition tool that fuels growth for baby wipes, personal care, and other products. While we intend to continue to invest significantly in sales and marketing to educate consumers about our brand, our values and our products, there is no assurance that these efforts will generate further demand for our products or expand our consumer base. Our ability to attract new consumers and retain our existing consumers will depend on, among other items, the perceived value and quality of our products, consumer demand for clean, sustainable, thoughtfully designed and effective products at a premium, competitive offerings, our ability to offer new and relevant products and the effectiveness of our marketing efforts. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner. If we are unable to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged, our business, financial condition, results of operations and prospects could be adversely affected.

Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. Our retail and ecommerce competitors continue to aggressively market their private label or competitive products, which could reduce demand for our products. The expansion of our business also depends on our ability to increase sales through ecommerce channels and increase breadth and depth of distribution at retail partners. Any growth within our existing distribution channels may also affect our existing consumer relationships and present additional challenges, including those related to pricing strategies. For example, we communicated a price increase to a number of our products in the Diapers and Wipes and Skin and Personal Care categories in the fourth quarter of 2021, which may negatively impact consumer demand. Our direct connections to our consumers may become more limited as we expand our non-DTC channels. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities, and these expenditures are subject to risks, including risks related to consumer acceptance of our efforts. Our strategy to grow international sales may also increase our marketing spend and will require significant investment. Our failure to obtain new consumers, or expand our business with existing consumers, could have an adverse effect on our business, financial condition, results of operations and prospects.

We also use paid and non-paid advertising. Our paid advertising may include search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Our paid advertising significantly increased in 2021 compared to 2020, which may impact our ability to cost-effectively drive traffic to Honest.com. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We drive a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results.
We also drive a significant amount of traffic to our website via social networking or other ecommerce channels used by our current and prospective consumers. As social networking and ecommerce channels continue to rapidly evolve, we may be unable to develop or maintain a presence within these channels. If we are unable to cost-effectively drive traffic to our website, or if the popularity of our founder, Jessica Warren’s social media, online or offline presence declines, our ability to acquire new consumers could be adversely affected. Additionally, if we fail to increase our revenue per active consumer, generate repeat purchases or maintain high levels of consumer engagement, our business, financial condition, results of operations and prospects could be adversely affected.

The COVID-19 pandemic has had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely or on a hybrid remote schedule, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which could adversely affect our supply chain as well as the demand for our products. While at this time we are working to manage potential disruptions to our supply chain, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and prospects.
The impact of the COVID-19 pandemic on any of our suppliers, manufacturers, retail or ecommerce partners or transportation or logistics providers has and may continue to negatively affect the price and availability of our materials and impact our supply chain. If the disruptions caused by the COVID-19 pandemic continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. For example, government restrictions may limit the personnel available to receive or ship products at our distribution centers. In addition, the conditions caused by the COVID-19 pandemic may negatively impact collections of accounts receivable and cause some of our retail partners to go out of business, all of which could adversely affect our business, financial condition, results of operations and prospects.
Further, the COVID-19 pandemic may impact customer and consumer demand. Retail stores may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. Further, to the extent our third-party ecommerce or retail customers’ operations are negatively impacted, our consumers may reduce demand for or spending on our products, or consumers or ecommerce or retail partners may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations. For example, based on macro Household &

Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. We recorded an inventory write-off of $5.6 million throughout the year relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing demand. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could have an adverse effect on our business, financial condition, results of operations and prospects, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Failure to introduce new products may adversely affect our ability to continue to grow.
A key element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to our consumers. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff, including chemists and toxicologists, developing and testing product formulas and prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. Our product offerings have changed since our launch, which makes it difficult to forecast our future results of operations. Demand for certain product offerings can be volatile. For example, we launched sanitizing and disinfecting products in 2020 in response to significant demand created by the COVID-19 pandemic. Over the course of 2021, as our consumers became vaccinated, the demand for these products declined precipitously. There can be no assurance that demand for our products will maintain or grow after introduction or that we will successfully develop and market new products that appeal to consumers. For example, product formulas we develop may not contain the product attributes desired by our consumers. Any such failure may lead to a decrease in our growth, sales and ability to achieve profitability, which could adversely affect our business, financial condition, results of operations and prospects.

Additionally, the development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business, financial condition, results of operations and prospects could be adversely affected.

We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our efforts may or may not be successful.
In order to remain competitive and expand and keep market share for our products across our various channels, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could impact our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and we are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, or may increase the costs of such advertising, which can negatively affect the placement of our links and, therefore, reduce the number of visits to our website and social media channels or make such marketing cost-prohibitive. In addition, social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations and prospects could be adversely affected.
Failure to leverage our brand value propositions to compete against private label products, especially during an economic downturn, may adversely affect our ability to achieve or maintain profitability.
In many product categories, we compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide greater value than less expensive alternatives. If the difference in perceived value between our brand and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding COVID-19, rising inflation and increasing product prices, consumers may purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our products or an unfavorable shift in our product mix, which could have an adverse effect on our business, financial condition, results of operations and prospects.
If we fail to develop and maintain our brand, our business could suffer.
We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of The Honest Company brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, product safety, quality assurance, marketing and merchandising efforts, our continued focus on delivering clean, sustainable, well-designed, and effective products to our consumers and our ability to provide a consistent, high-quality consumer experience. In addition, in 2019 we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we license certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel and other products in exchange for royalties. Butterblu also operates and maintains the honestbabyclothing.com website. If Butterblu fails to comply with their contractual obligations, including our quality standards, our brand could be harmed.
Any negative publicity, regardless of its accuracy, could have an adverse effect on our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, suppliers or manufacturers, including changes to our products or packaging, adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could significantly reduce the value of our brand and adversely affect our business, financial condition, results of operations and prospects.
Our brand and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.
We believe our consumers rely on us to provide them with clean, sustainable, well-designed, and effective products. Any loss of confidence on the part of consumers in our products or the ingredients used in our products, whether related to product contamination or product safety or quality failures, actual or perceived, environmental impacts, or inclusion of prohibited ingredients, or ingredients that are perceived to be “toxic”, could tarnish the image of our brand and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or efficacy or suitability for use by a particular consumer or on the environment, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our ability to achieve or maintain profitability and brand image.
For example, in 2015, multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural.” In 2017, we settled these class action lawsuits by agreeing to labeling changes and a $7.4 million settlement fund. In 2016, multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-surface cleaner. In 2017, we settled these class action lawsuits by agreeing to marketing or reformulating changes and a settlement fund of $1.6 million. We have also been the subject of litigation claiming our labels contain inaccurate or misleading information. In response, we have updated the language on certain of our labels. In addition, we voluntarily recalled certain of our baby wipes and baby powder products in 2017 and one of our bubble bath products in January 2021 due to concerns about potential contamination. These incidents negatively affected our brand image and required significant time and resources to address.
We also have no control over our products once purchased by consumers. For example, consumers may store or use our products under conditions and for periods of time inconsistent with approved directions for use or the listed “Period After Opening,” or required warnings or other governmental guidelines on our labels, which may adversely affect the quality and safety of our products.
If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our consumers’ expectations, our relationships with consumers could suffer, the appeal of our brand could be diminished, we may need to recall some of our products and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products or products using the Honest name in other consumer categories, like beverages and pet food in which we do not own the Honest brand, could reduce consumer demand for our own products if consumers view them to be similar. Any such adverse effect could be exacerbated by our market positioning as a purveyor of clean, sustainable, well-designed, and effective products and may significantly reduce our brand value. Issues regarding the safety, efficacy, quality, composition or environmental impact of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results. Further, the growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brand or our products on social or digital media could seriously damage our brand and reputation. Any loss of confidence on the part of consumers in the quality, safety, efficacy or environmental suitability of our products would be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information. If we do not maintain the favorable perception of our brand, our business, financial condition, results of operations and prospects could be adversely affected.

Economic downturns or a change in consumer preferences, perception and spending habits in the clean products categories, in particular, could limit consumer demand for our products and negatively affect our business.
We have positioned our brand to capitalize on growing consumer interest in clean conscious products. The clean conscious consumer product industry is sensitive to national and regional economic conditions and the demand for the products that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, market volatility, interest rates, inflation rates, energy and fuel costs and tax rates, or our actions in response to these conditions, such as price increases, could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of clean conscious consumer products that consumers purchase where there are alternatives, given that many products in this category often have higher retail prices than do their conventional counterparts.

Further, the Diapers and Wipes, Skin and Personal Care and Household and Wellness markets in which we operate are subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the markets in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. The Diapers and Wipes market is also subject to changes in birthrates, which have been declining in developed countries like the United States. In addition, media coverage regarding the safety or quality of, our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic, inflationary pressures and economic uncertainty. If consumer preferences shift away from clean products, our business, financial condition and results of operations could be adversely affected.
The success of our products depends on a number of factors including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. We also may not be able to effectively promote our products by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition, results of operations and prospects could be adversely affected.
If we cannot maintain our company culture or focus on our purpose as we grow, our success and our business and competitive position may be harmed.
We believe our culture and our mission have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture or focus on our mission could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. If we fail to maintain our company culture or focus on our mission our competitive position and business, financial condition, results of operations and prospects could be adversely affected.
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our founder and Chief Creative Officer, Jessica Warren, and our Chief Executive Officer, Nick Vlahos.
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our founder and Chief Creative Officer, Jessica Warren, and our Chief Executive Officer, Nick Vlahos. The loss of the services of either of these persons could have an adverse effect on our business, financial condition, results of operations and prospects.
Jessica Warren is a globally recognized Latina business leader, entrepreneur, advocate, actress, and New York Times bestselling author. We believe that the success of our brand depends in part on our ongoing affiliation with Jessica Warren. We have an agreement with Jessica Warren, or the Likeness Agreement, which, among other things, includes a license for her likeness and imposes various obligations on us. Ms. Warren has the right to terminate the Likeness Agreement at any time upon prior written notice, and the Likeness Agreement will immediately terminate in the event we become insolvent. Upon termination of the Likeness Agreement, we could, among other things, be required to pay damages to Ms. Warren, lose our ability to associate the brand with Ms. Warren, and sustain reputational damage. We depend on Ms. Warren’s social media reach and influence to connect with consumers and provide insight on current trends. If Ms. Warren objects to a proposed use of the licensed property, we may be prevented from implementing our business plan in a timely manner, or at all, outside of previously approved usages or usages consistent with certain pre-approved product guidelines. The loss of the services of Ms. Warren, or the loss of our ability to use Ms. Warren’s likeness, could have an adverse effect on our business, financial condition, results of operations and prospects.

Our brand may also depend on the positive image and public popularity of Ms. Warren to maintain and increase brand recognition. Ms. Warren’s social media presence and approximately 47 million followers across all of her social media channels combined represent a large social following and potential audience for our social media reach. Consumers may be drawn to our products because of her involvement with us. If Ms. Warren’s image, reputation or popularity is materially and adversely affected, this could negatively affect the marketability and sales of our products and could have an adverse effect on our business, financial condition, results of operations and prospects.
In addition, our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, results of operations and prospects could be adversely affected.
Use of social media and influencers may adversely affect our reputation or subject us to fines or other penalties.
We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, Pinterest and Twitter accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing ecommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.
In addition, an increase in the use of social media influencers for product promotion and marketing may cause an increase in the burden on us to monitor compliance of the content they post and increase the risk that such content could contain problematic product or marketing claims in violation of applicable laws and regulations. For example, in some cases, the Federal Trade Commission, or the FTC, has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content that our influencers post, and if we were held responsible for any false, misleading or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or forced to alter our practices, which could have an adverse impact on our business.
Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us has in the past and may in the future also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.
Employee litigation and unfavorable publicity could negatively affect our future business.
Our employees have in the past, and may in the future, bring employment-related lawsuits against us, including regarding injuries, a hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms, employer review websites and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment-or harassment-related claims have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their business, including their ability to attract and hire top talent. If we were to face any employment-or harassment-related claims, our business could be negatively affected in similar or other ways.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $38.7 million, $14.5 million and $31.1 million in the years ended December 31, 2021, 2020 and 2019, respectively. Our expenses will likely increase in the future as we develop and launch new products and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform.

These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. These products may require significant capital investments and recurring costs, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such products are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
Our results of operations could be harmed if we are unable to accurately forecast demand for our products.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our third- party manufacturers before firm orders are placed by our consumers or our retail and third-party ecommerce partners. If we fail to accurately forecast consumer and customer demand, we may experience excess inventory levels or a shortage of product to deliver to our consumers and customers. Factors that could affect our ability to accurately forecast demand for our products include: an unanticipated increase or decrease in demand for our products; our failure to accurately forecast acceptance for our new products; product introductions by competitors; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; the impact on demand due to unseasonable weather conditions; weakening of economic conditions or consumer or customer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, which could adversely affect consumer or customer confidence and spending or interrupt production and distribution of product and raw materials. For example, based on macro Household & Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. We recorded an inventory write-off of $5.6 million throughout the year relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing demand.
Inventory levels in excess of consumer or customer demand have resulted and may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our business. In addition, if we underestimate the demand for our products, our third-party manufacturers may not be able to produce products to meet our consumer or customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships.
The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely affect our business, financial condition, results of operations and prospects.
We have a limited operating history at our current scale, which may make it difficult to evaluate our business and future prospects.
We began commercial operations in 2012 and have a limited history of generating revenue at our current scale. As a result of our relatively short operating history at our current scale, we have limited financial data that can be used to evaluate our business and future prospects. Any evaluation of our business and prospects must be considered in light of our limited operating history, which may not be indicative of future performance. Because of our limited operating history, we face increased risks, uncertainties, expenses, and difficulties, including the risks and uncertainties discussed in this section.
Certain of the data that we track is subject to inherent challenges in measurement, and any inaccuracies in such data may negatively affect our business.
We track certain data using internal data analytics tools and we rely on data received from third parties, including third-party platforms, which have certain limitations. Data from these sources may include information relating to fraudulent accounts and interactions with our sites or the social media accounts of our business or of our influencers (including as a result of the use of bots, or other automated or manual mechanisms to generate false impressions that are delivered through our sites or their accounts). We have only a limited ability to verify data from our sites or third parties, and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would make it still more difficult to detect such activity.
Our methodologies for tracking data may also change over time. If we undercount or overcount performance due to the internal data analytics tools we use or experience issues with the data received from third parties, or if our internal data analytics tools contain algorithmic or other technical errors, the data we track may not be accurate. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If we are not able to obtain and track accurate data, our business, financial condition, results of operations and prospects could be adversely affected.
We rely on independent certification for a number of our products.

We rely on independent third-party certification, such as certifications of some of our products or ingredients as “organic” to differentiate them from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic, such as the United States Department of Agriculture’s, or the USDA, National Organic Program, the USDA’s BioPreferred Program for certified biobased products, the National Eczema Association’s NEA Seal of Acceptance, and the NSF/ANSI 305 standards set by Quality Assurance International. For example, we can lose our certifications if we use unapproved raw materials or incorrectly use a certification on product labels or in marketing materials. The loss of any independent certifications could adversely affect our market position and brand reputation as a maker of clean products, and our business, financial condition, results of operations and prospects could be adversely affected.
Our results of operations may fluctuate as a result of price concessions, promotional activities, credits and other factors.
Retailers and third-party ecommerce partners may require price concessions that would negatively impact our margins and our ability to achieve or maintain profitability. If we are not able to lower our cost structure adequately in response to consumer pricing demands, and if we are not able to attract and retain a profitable consumer mix and a profitable product mix, our ability to achieve or maintain profitability could be adversely affected.
In addition, we periodically offer credits through various programs to our retail and ecommerce customers, including temporary price reductions, off-invoice discounts, retailer advertisements, product coupons, market development funds, in-store merchandising and product displays and other trade activities. We also periodically provide credits to our retail and ecommerce customers in the event that products do not conform to specifications. The cost associated with promotions and credits is estimated and recorded as a reduction in revenue. These price concessions and promotional activities could adversely impact our revenue and that changes in such activities could adversely impact period-over-period results. If we are not correct in predicting the performance of such promotions, or if we are not correct in estimating credits, our business, financial condition, results of operations and prospects could be adversely affected.
Our inability to secure, maintain and increase our presence in retail stores could adversely impact our revenue, and in turn our business, financial condition, results of operations and prospects could be adversely affected.
Our operations include sales to retail stores and their related websites, which in 2021, accounted for approximately 51% of our revenue. The success of our business is largely dependent on our continuing development of strong relationships with major retail chains. In 2021, approximately 28% of our retail sales resulted from relationships with Target. The loss of our relationship with Target or any other large retail partner could have a significant impact on our revenue. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. Consequently, growth opportunities through our Retail channel may be limited and our revenue, business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish relationships with other retailers in new or current markets.
We also face significant competition to display our products on store shelves and obtain optimal presence on those shelves. Due to the intense competition for limited shelf space, retailers are in a position to negotiate favorable terms of sale, including price discounts, allowances and product return policies. To the extent we elect to increase discounts or allowances in an effort to secure shelf space, our operating results could be adversely affected. We may not be able to increase or sustain our volume of retail shelf space or offer retailers price discounts sufficient to overcome competition and, as a result, our sales and results of operations could be adversely affected. In addition, many of our competitors have significantly greater financial, manufacturing, marketing, management and other resources than we do and may have greater name recognition, a more established distribution network and a larger base of wholesale customers and distributors. Many of our competitors also have well-established relationships with our current and potential consumers who purchase Diapers and Wipes, Skin and Personal Care or Household and Wellness products at retail stores, and have extensive knowledge of our target markets. As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products and respond more quickly to evolving consumer preferences. If our competitors’ sales surpass ours, retailers may give higher priority to our competitors’ products, causing such retailers to reduce their efforts to sell our products and resulting in the loss of advantageous shelf space.
Significant product returns or refunds could harm our business.
We allow our DTC consumers to return products and we offer refunds, subject to our return and refunds policy. In addition, some of our agreements with our retail or third-party ecommerce partners provide that we are responsible for the costs of certain returns. If product returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, results of operations and prospects could be adversely affected. Further, we and our retail and third-party ecommerce partners modify policies relating to returns or refunds from time to time, and may do so in the future, which may result in consumer dissatisfaction and harm to our reputation or brand, or an increase in the number of product returns or the amount of refunds we make. From time to time our products are damaged in transit, which can increase return rates and harm our brand.

Our business may be adversely affected if we are unable to provide our consumers with a technology platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, handheld computers such as notebooks and tablets and television set-top devices, has increased dramatically in recent years. The versions of our website and mobile applications developed for these devices may not be compelling to consumers. Our website and platform are also currently not compatible with voice-enabled products. Adapting our services and/or infrastructure to these devices as well as other new Internet, networking or telecommunications technologies could be time-consuming and could require us to incur substantial expenditures, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. If we or our retail or ecommerce partners are unable to attract consumers to our or their websites or mobile applications through these devices or are slow to develop a version of such websites or mobile applications that are more compatible with alternative devices, we may fail to capture a significant share of consumers in the Diapers and Wipes, Skin and Personal Care or Household and Wellness product markets and could also lose consumers, which could have an adverse effect on our business, financial condition, results of operations and prospects.
Further, we continually upgrade existing technologies and business applications and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments and may cause disruption to our business. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our consumers to buy products from us on their mobile devices, or if our consumers choose not to buy products from us on their mobile devices or to use mobile products or platforms that do not offer access to our website, we could lose consumers and fail to attract new consumers. As a result, our consumer growth could be harmed and our business, financial condition, results of operations and prospects could be adversely affected.

Severe weather, including hurricanes, earthquakes and natural disasters could disrupt normal business operations, which could result in increased costs and have an adverse effect on our business, financial condition, results of operations and prospects.
Our services and operations, including several of our fulfillment centers, customer service centers, data centers and corporate offices are located in California, Nevada, Pennsylvania and the Netherlands, and other areas that are vulnerable to damage or interruption from natural disasters, power losses, telecommunication failures, terrorist attacks, human errors, break-ins and similar events. The occurrence of a natural disaster or other unanticipated problems at our facilities could result in lengthy interruptions in our services as well as higher insurance premiums. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate offices and a warehouse facility are located, is in an earthquake fault zone and because the Los Angeles area is subject to the increased risk of wildfires, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and one of our key fulfillment and delivery centers. Although we are insured up to certain limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires, either of these events, if incurred, could adversely affect our business, financial condition, results of operations and prospects.
A disruption in our operations could have an adverse effect on our business.
As a company engaged in sales domestically and internationally, our operations, including those of our third-party manufacturers, suppliers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics or other public health emergencies, border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or fulfillment centers of our third-party manufacturers, suppliers and delivery service providers could have an adverse effect on our business, financial condition, results of operations and prospects.
We depend heavily on ocean container delivery to receive shipments of our products from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our fulfillment centers located in Las Vegas, Nevada; Fontana, California; Breinigsville, Pennsylvania and the Netherlands, and from there to our consumers and retail partners. Further, we rely on parcel carriers for the delivery of products sold directly to consumers through Honest.com. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as labor unrest or natural disasters. For example, a labor strike at a port could negatively impact the delivery of our imported wipes, and the escalating trade dispute between the United States and China and the increased demand for shipping containers have and may in the future restrict the flow of the goods, including our components and wipes, from China to the United States. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

Our ability to meet the needs of our consumers and retail partners depends on our and our distribution partners’ proper operation of our fulfillment centers in Las Vegas, Nevada, Fontana, California, Breinigsville, Pennsylvania and the Netherlands, where most of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or fulfillment centers, and any loss, damage or disruption of this facility, or loss or damage of the inventory stored there, could have an adverse effect on our business, financial condition, results of operations and prospects.
We may incur significant losses from fraud.
We may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a consumer did not authorize a purchase, merchant fraud and consumers who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. Although we have measures in place to detect and reduce the occurrence of fraudulent activity in our marketplace, those measures may not always be effective. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature for online purchases on Honest.com. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and additional expenses and our business, financial condition, results of operations and prospects could be adversely affected.

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have an adverse effect on us.
From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our outsourcing and supplier network, complement our current products or expand the breadth of our markets. For example, in 2019 we entered into a license agreement with Butterblu pursuant to which we license certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties.
Acquisitions, investments and other strategic alliances, including our license agreement with Butterblu, involve numerous risks, including:
•problems integrating the acquired business, facilities, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;
•risks associated with quality control and brand reputation;
•unanticipated costs associated with acquisitions, investments or strategic alliances;
•diversion of management’s attention from our existing business;
•adverse effects on existing business relationships with suppliers, outsourced private brand manufacturing partners and retail and ecommerce partners;
•risks associated with any dispute that may arise with respect to such strategic alliance;
•risks associated with entering new markets in which we may have limited or no experience;
•potential loss of key employees of acquired businesses; and
•increased legal and accounting compliance costs.
Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies and products effectively, our business, financial condition, results of operations and prospects could be adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or ability to achieve or maintain profitability. If we cannot raise funds on acceptable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.
The agreements governing our indebtedness will require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise capital through additional debt financing, the terms of any new debt could further restrict our ability to operate our business.
In April 2021, we entered into a first lien credit agreement, or 2021 Credit Facility, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility maturing five years from the date of the 2021 Credit Facility. Debt under the 2021 Credit Facility is guaranteed by our material domestic subsidiaries and will be secured by our and such subsidiaries’ assets and property.
The 2021 Credit Facility also contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and certain of our subsidiaries’ abilities to, in each case subject to certain exceptions:
•make restricted payments including dividends and distributions on, redemptions of, repurchases or retirement of our capital stock;
•make certain intercompany distributions;
•incur additional indebtedness and issue certain types of equity;
•sell assets, including capital stock of subsidiaries;
•enter into certain transactions with affiliates;
•incur liens;
•enter into fundamental changes including mergers and consolidations;
•make investments, acquisitions, loans or advances;
•create negative pledges or restrictions on the payment of dividends or payment of other amounts owed from subsidiaries;
•make prepayments or modify documents governing material debt that is subordinated with respect to right of payment;
•engage in certain sale leaseback transactions;
•change our fiscal year; and
•change our lines of business.
The 2021 Credit Facility also contains a financial covenant that requires us to maintain a total net leverage ratio of not more than 3.50:1.00 during the periods set forth in the 2021 Credit Facility. As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our ability to comply with the covenants and restrictions contained in the 2021 Credit Facility may be affected by economic, financial and industry conditions beyond our control. The restrictions in the 2021 Credit Facility may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Even if the 2021 Credit Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.
The 2021 Credit Facility includes customary events of default, including failure to pay principal, interest or certain other amounts when due; material inaccuracy of representations and warranties; violation of covenants; specified cross-default and cross-acceleration to other material indebtedness; certain bankruptcy and insolvency events; certain events relating to the

Employee Retirement Income Security Act of 1974; certain undischarged judgments; material invalidity of guarantees or grant of security interest; and change of control, in certain cases subject to certain thresholds and grace periods.
Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in the lenders declaring all obligations, together with accrued and unpaid interest, immediately due and payable and take control of the collateral, potentially requiring us to renegotiate the 2021 Credit Facility on terms less favorable to us. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our business, results of operations, financial condition and future prospects could be adversely affected. In addition, such a default or acceleration may result in the acceleration of any future indebtedness to which a cross-acceleration or cross-default provision applies. If we are unable to repay our indebtedness, lenders having secured obligations, such as the lenders under the 2021 Credit Facility, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under our credit facilities and may not be able to repay the amounts due under our credit facilities. This could have an adverse effect on our business, financial condition, results of operations and prospects and could cause us to become bankrupt or insolvent.
We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our consumers would have to pay for our products and adversely affect our operating results.
On June 21, 2018, the U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state retailers even if those retailers lack any physical presence within the states imposing sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states, both before and after the Supreme Court’s ruling, have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state retailers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment of these laws, and it is possible that states may seek to tax out-of-state retailers, including for prior tax years. Although we believe that we currently collect sales taxes in all states that have adopted laws imposing sales tax collection obligations on out-of-state retailers since Wayfair was decided, a successful assertion by one or more jurisdictions requiring us to collect sales taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some sales taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers in jurisdictions where we do not currently collect sales taxes, whether for prior years or prospectively, could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses since inception. As of December 31, 2021, we had federal and state net operating loss carryforwards of $271.0 million and $248.0 million, respectively. The federal loss carryforwards, except the federal loss carryforwards arising in tax years beginning after December 31, 2017, begin to expire in 2032 unless previously utilized. Federal net operating losses, or NOLs, arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire, but the deduction for these carryforwards is limited to 80% of current-year taxable income for taxable years beginning after 2020. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past, may experience ownership changes in the future, and are currently evaluating with our independent tax advisors whether and to what extent our NOLs may be currently limited. In addition, for state income tax purposes, there may be periods during which the use of NOLs or tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Dependence on Third Parties

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.
All of the products we offer are manufactured by a limited number of third-party manufacturers, and as a result we have been and may continue to be subject to price fluctuations or demand disruptions. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories that those hurdles had been met. As a result, we negotiated and agreed to higher purchase prices which will negatively impact our cost of goods in 2022. We have also continued to experience record-high freight and shipping costs. As we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may also be limited in our ability to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

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

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. We do not maintain long-term supply contracts with many of our suppliers and these suppliers could discontinue selling to us at any time. However, we have a long-term supply agreement with Valor Brands LLC (dba Ontex North America), or Ontex, for the manufacture and supply of certain diaper products. The current term of the supply agreement with Ontex ends on December 31, 2023. In addition, our agreement with Ontex provides that Ontex will be our exclusive supplier of diaper and training pant products so long as Ontex is able to provide us such products. Either party may terminate the agreement if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. If the agreement with Ontex is terminated, is not renewed, or if Ontex becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure diaper manufacturing services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services. The loss of Ontex, or of any of our other significant suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects.

We continually seek to expand our base of suppliers, especially as we identify new products that necessitate new or additional materials. We also require our new and existing suppliers to meet our ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by our consumers, which may require additional investment and time on behalf of suppliers and us. If any of our key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, if any environmental, economic or other outside factors impact their operations or if we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations and prospects could be adversely affected.

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

In addition, we have warehouse fulfillment centers located in Las Vegas, Nevada, Fontana, California, Breinigsville, Pennsylvania and the Netherlands, all of which are managed by a single distribution partner, GEODIS Logistics LLC, or GEODIS. We have an agreement with GEODIS pursuant to which GEODIS provides warehousing, distribution and fulfillment services to us. Our agreement with GEODIS may be terminated for any reason by us or by GEODIS on delivery of prior written notice, and is renewable on an annual basis. If the agreement with GEODIS is terminated, is not renewed or if one fulfillment center is consolidated into another warehouse fulfillment center or if GEODIS becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure warehousing, distribution and fulfillment services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services and our business, financial condition, results of operations and prospects could be adversely affected.

If our third-party suppliers and manufacturers do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, financial condition, results of operations and prospects could be harmed.
Our reputation and our consumers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. While we require that our suppliers agree to our Supplier Code of Conduct, we do not exercise control over our suppliers, manufacturers, and retail partners and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that would harm our reputation, business, financial condition, results of operations and prospects.
If we or our distribution partners do not successfully optimize, operate and manage the expansion of the capacity of our warehouse fulfillment centers, our business, financial condition, results of operations and prospects could be adversely affected.
We have warehouse fulfillment centers located in Las Vegas, Nevada, Fontana, California, Breinigsville, Pennsylvania, and the Netherlands, all of which are managed by a single distribution partner, GEODIS. If we or any distribution partners do not optimize and operate our warehouse fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we or any distribution partners do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers. As a result of the COVID-19 pandemic, including an increase in orders, we and our distribution partner may experience disruptions to the operations of our fulfillment centers, which may negatively impact our and our distribution partner’s ability to fulfill orders in a timely manner, which could harm our reputation, relationships with consumers and business, financial condition, results of operations and prospects. For example, during the fourth quarter of 2021, some employees at two of our warehouse facilities were ill with COVID-19 and/or following quarantine protocols, which coupled with the nationwide truck driver shortage, negatively impacted our and our distribution partner's ability to fulfill orders in a timely manner and had a negative impact on our results of operations.
    We have designed and established our own fulfillment center infrastructure, including customizing inventory and package handling software systems, which is tailored to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver purchases to our DTC consumers and merchandise inventory to our retail and ecommerce partners and could have an adverse effect on our reputation and ultimately, our business, financial condition, results of operations and prospects.
Although we currently rely on our distribution partner, we also anticipate the need to add an additional warehouse fulfillment center and/or other distribution capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, results of operations and prospects could be adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationships with our consumers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by the spread of COVID-19 and related governmental orders and there may be delays or increased costs associated with such expansion as a result of the spread and impact of the COVID-19 pandemic. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could have an adverse effect on our business, financial condition, results of operations and prospects.
Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
We primarily rely on one major vendor for our DTC shipping requirements. If we are not able to negotiate acceptable pricing and other terms with this vendor or it experiences performance problems or other difficulties, it could negatively impact our operating results and our consumer experience. Shipping vendors have and may continue to impose shipping surcharges from time to time. In addition, our ability to receive inbound inventory efficiently and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our third-party manufacturers, and the escalating trade dispute between the United States and China has and may in the future lead to increased tariffs, the revocation of current tariff exclusions for certain of our products, which may restrict the flow of the goods from China to the United States. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites, which could have an adverse effect on our business, financial condition, operating results and prospects.

We are subject to risks related to online payment methods, including third-party payment processing-related risks.
We currently accept payments using a variety of methods, including credit card, debit card, PayPal and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud and other risks. We also rely on third parties to provide payment processing services, and for certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and affect our ability to achieve or maintain profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI-DSS, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third-party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.
Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. As we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments.
We also occasionally receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.
If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.
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

Risks Related to Legal and Governmental Regulation
Health and safety incidents or advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
Selling Diapers and Wipes, Skin and Personal Care and Household and Wellness products and baby clothing and nursery bedding products involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding product safety. Illness, injury or death related to allergens, illnesses, foreign material contamination or other product safety incidents caused by our products, or involving our suppliers, could result in the disruption or discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. For example, in 2015 multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural,” which also resulted in an investigation by the Food and Drug Administration, or the FDA. In 2016 multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-surface cleaner. In addition, we voluntarily recalled certain of our baby wipes and baby powder products in 2017. We also voluntarily recalled one of our bubble bath products in January 2021 due to concerns about potential contamination. These incidents negatively affected our brand image and required significant time and resources to address.
Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.
The occurrence of adverse reactions, ineffectiveness or other safety incidents could also adversely affect the price and availability of affected materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of contamination, defects, or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our retail or ecommerce customers, or our consumers, depending on the circumstances, to conduct a recall in accordance with FDA, the Consumer Product Safety Commission, or CPSC, the USDA, the U.S. Environmental Protection Agency, or EPA, or other federal regulations and policies, and comparable state laws, regulations and policies. Product recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing retail or ecommerce partners or consumers and a potential negative impact on our ability to attract new consumers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.
In addition, companies that sell Diapers and Wipes, Skin and Personal Care, Household and Wellness and other products have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any such company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into products, as well as product substitution. Governmental regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could have an adverse effect on our business, financial condition, results of operations and prospects.
Further, many products that we sell carry or are advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits or attributes, including, by way of example, the use of the terms “natural”, “organic”, “clean conscious”, “sustainable”, “plant-based” or “naturally derived,” or similar synonyms or implied statements relating to such benefits or attributes. Although the FDA, FTC, and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” or related concepts like “naturally derived” for use in the personal care industry, which is true for many other adjectives common in the clean conscious product industry. The resulting uncertainty has led to legal challenges. Plaintiffs have commenced legal actions against numerous companies that market “natural” or “naturally derived” products or ingredients, asserting false, misleading and deceptive advertising and labeling claims, including claims alleging the presence of genetically modified or synthetic ingredients, including synthetic or highly processed forms of otherwise natural ingredients. In limited circumstances, both the FDA and FTC have taken regulatory action against products labeled or advertised “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded, and the cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

The USDA enforces federal standards for organic production and use of the term “organic” on product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law. Failure to comply with these requirements may subject us to liability or regulatory enforcement. Consumers may also pursue state law claims challenging use of the organic label as being intentionally mislabeled or misleading or deceptive to consumers.
In addition, certain of the cleaning products, including the disinfectant products, we sell require approval from and registration with the EPA prior to sale. Products that expressly or impliedly claim to control microorganisms that pose a threat to human health may be subject to additional regulatory scrutiny and need to be supported by additional efficacy data. Should we advertise or market these EPA regulated products with claims that are not permitted by the terms of their registration or are otherwise false or misleading, the EPA may be authorized to take enforcement action to prevent the sale or distribution of disinfectant products. False or misleading marketing claims concerning a product’s EPA registration or its efficacy may also create the risk for challenges under state law at the consumer level.
We are subject to extensive governmental regulation and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and our failure to comply may result in enforcements, recalls, and other adverse actions.
We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources, the environment and consumers. Our operations are subject to regulation by the Occupational Safety and Health Administration, or OSHA, the FDA, the CPSC, the USDA, the FTC, EPA, and by various other federal, state, local and foreign authorities regarding the manufacture, processing, packaging, storage, sale, order fulfillment, advertising, labeling, import and export of our products. Certain of the cleaning products, including the disinfectant products, we sell may require EPA registration and approval prior to sale.
In addition, we and our manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the EPA, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, changes in the laws and regulations to which we are subject, or in the prevailing interpretations of such laws and regulations by courts and enforcement authorities, could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our products are also subject to state laws and regulations, such as California’s Proposition 65, or Prop 65, which requires a specific warning on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level. We have in the past been subject to lawsuits brought under Prop 65, and if we fail to comply with Prop 65 in the future, it may result in lawsuits and regulatory enforcement that could have a material adverse effect on our reputation, business, financial condition, results of operations and prospects. Further, the inclusion of warnings on our products to comply with Prop 65 could also reduce overall consumption of our products or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, all of which could adversely affect our reputation, business, financial condition, results of operations and prospects.
These developments, depending on the outcome, could have an adverse effect on our reputation, business, financial condition, results of operations and prospects.
Changes in existing laws or regulations or related official guidance, or the adoption of new laws or regulations or guidance, may increase our costs and otherwise adversely affect our business, financial condition, results of operations and prospects.
The manufacture and marketing of Diapers and Wipes, Skin and Personal Care and Household and Wellness products is highly regulated. We, our suppliers and manufacturers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, import, distribution and order fulfillment, advertising, sale, quality and safety of our products, as well as the health and safety of our employees and the protection of the environment.
In the United States, we are subject to regulation by various government agencies, including OHSA, the FDA, the USDA, the FTC, the CPSC, and the EPA, the California Air Resources Board, or CARB, as well as various other federal, state and local agencies. We are also regulated outside the United States by various international regulatory bodies. In addition, we are subject to certain standards, such as the Global Food Safety Initiative, standards and review by voluntary organizations, such as BBB National Programs' National Advertising Division. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.
The regulatory environment in which we operate has changed in the past could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or “Endorsement Guides,” to eliminate a safe harbor principle that formerly recognized that advertisers could publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product as long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. Similarly, in 2012, the FTC announced revisions to its Guides For The Use Of Environmental Marketing Claims, or the “Green Guides,” that assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The Green Guides revisions introduced new and proscriptive guidance regarding advertisers’ use of product certifications and seals of approval, “recyclable” claims, “renewable materials” claims, “carbon offset” claims and other environmental benefit claims. Although we strive to adapt our marketing efforts to evolving regulatory requirements and related guidance, we may not always anticipate or timely identify changes in regulation or official guidance that could impact our business, with the result that we could be subjected to litigation and enforcement actions that could adversely affect our business, financial condition, results of operations and prospects. Future changes in regulations and related official guidance, including the Endorsement Guides and Green Guides, could also introduce new restrictions that impair our ability to market our products effectively and place us at a competitive disadvantage with competitors who depend less than we do on environmental marketing claims and social media influencer relationships.
Moreover, any change in manufacturing, advertising, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our business, financial condition, results of operations and prospects. New or revised government laws, regulations or guidelines could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.
Failure by our network of retail and ecommerce partners, suppliers or manufacturers to comply with product safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.
If our network of retail and ecommerce partners, suppliers or manufacturers fail to comply with environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our retail and ecommerce partners, suppliers and manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative retail or ecommerce partners, suppliers or manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the suppliers and manufacturers. As a result, our supply of Diapers and Wipes, Skin and Personal Care and Household and Wellness products could be disrupted or our costs could increase, which could adversely affect our business, financial condition, results of operations and prospects. The failure of any partner or manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. For example, a manufacturer’s failure to meet cGMPs, could result in the delivery of product that is subject to a product recall, product liability litigation, or government investigations. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, could have an adverse effect on our business, financial condition, results of operations and prospects.
Class action litigation, other legal claims and regulatory enforcement actions could subject us to liability for damages, civil and criminal penalties and other monetary and non-monetary liability and could otherwise adversely affect our reputation, business, financial condition, results of operations and prospects.
We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of consumer class action litigation, other legal claims, government investigations or other regulatory enforcement actions. The product marketing and labeling practices of companies operating in the Diapers and Wipes, Skin and Personal Care, Household and Wellness and clean conscious products segments of the marketplace receive close scrutiny from the private plaintiff’s class action bar and from public consumer protection agencies. Accordingly, there is risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general or other consumer protection law enforcement authorities will bring legal actions concerning the truth and accuracy of our product marketing and labeling claims. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, false advertising, unfair and deceptive practices, negligent misrepresentation and breach of state consumer protection statutes. We have been targeted with such litigation in the past. For example, in 2015, multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural.” In 2017, we settled these class action lawsuits by agreeing to labeling changes and a $7.4 million settlement fund. In 2016, multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-surface cleaner. In 2017, we settled these class action lawsuits by agreeing to marketing or reformulating changes and a settlement fund of $1.6 million.
We have also been the subject of litigation claiming our labels contain inaccurate or misleading information. In response, we have updated the language on certain of our labels. Changes in our labels could reduce overall consumption of our products or leave consumers with the perception (whether or not valid) that our products do not meet their safety, efficacy or clean conscious needs, which could adversely affect our reputation, business, financial condition, results of operations and prospects. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, consultants, independent contractors, suppliers, manufacturers or retail or ecommerce partners will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties and liabilities that could adversely affect our product sales, reputation, financial condition and operating results. These liabilities could include obligations to reformulate products or remove them from the marketplace, as well as obligations to disgorge revenue and to accept burdensome injunctions that limit our freedom to market our products. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our reputation, business, brand image, financial condition, results of operations and prospects.
Furthermore, although we believe that the extent of our insurance coverage is consistent with industry practice, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities, as a result of civil or criminal penalties or otherwise, or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Such liabilities, including inventory and business interruption losses, may not be covered by our insurance policies. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations. Additionally, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
We are, and may in the future become, party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For a description of our material pending legal proceedings, please see Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have an adverse effect on our business, financial condition, results of operations and prospects. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
Increasing scrutiny and evolving expectations from stakeholders with respect to our ESG practices, performance, commitments and disclosures may impact our reputation, increase our costs and impact our access to capital.

Stakeholder scrutiny related to our ESG practices, commitments, performance and disclosures continues to increase. We have adopted certain policies and programs, including with respect to responsible ingredients and sustainability, safety and health, human capital management, social performance and community relations, diversity and inclusion and supply chain code of conduct. Our stakeholders might not be satisfied with our ESG practices, commitments, performance and/or disclosures, or the speed of their adoption, implementation and measurable success. Investor advocacy groups, certain institutional investors, investment funds, creditors and other influential investors are increasingly focused on our ESG practices and in recent years have placed increasing importance on the ESG implications of their investments and lending decisions. If we do not meet our stakeholders’ evolving expectations, our reputation, access to and cost of capital, and stock price could be negatively impacted.

Organizations that provide information to investors and financial institutions on ESG performance and related matters have developed quantitative and qualitative data collection processes and ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings or assessment of our ESG practices, including our compliance with certain disclosure standards and frameworks, may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and cost of capital.

As we continue to focus on our ESG practices, commitments, performance and disclosures, and as ESG-related regulations and disclosure standards and frameworks continue to evolve, we have expanded our public disclosures in these areas. Such disclosures may reflect goals, aspirations, commitments, cost estimates and other expectations and assumptions, including over long timeframes, which are necessarily uncertain and may not be realized.

New government regulations could also result in new or more stringent forms of ESG oversight and expanded disclosure. Further, the voluntary disclosure standards or frameworks we choose to align with are evolving and may change over time and our interpretation of such disclosure standards and frameworks may differ from those of others, either of which may result in a lack of consistent or meaningful comparative data from period to period and/or significant revisions to our goals and aspirations or reported progress in achieving such goals and aspirations.

Ensuring that there are adequate systems and processes in place to comply with the various ESG tracking and disclosure obligations will require management’s time and expense. If we do not adapt to or comply with government regulations, investor or stakeholder expectations, including with respect to evolving disclosure standards and frameworks, or if we are perceived to have not responded appropriately, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business, financial condition, cost of capital and/or stock price could be adversely affected.

In addition, our customers and consumers may require that we implement certain additional ESG procedures or standards before they will start or continue to do business with us, which could lead to preferential buying based on our ESG practices compared to our competitors’ ESG practices. Further, being associated with activities by suppliers, contractors or other affiliates that have or are perceived to have individual or cumulative adverse impacts on the environment, climate, biodiversity and land management, water access and management, human rights or cultural heritage could negatively affect our reputation and impose additional costs.

We (and our third parties) are subject to stringent and changing obligations related to data privacy and security. The actual or perceived failure by us, our consumers, partners or vendors to comply with obligations could lead to regulatory investigations or actions; litigation; fines and penalties; have an adverse effect on our business, financial condition, results of operations and prospects disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business we process, and our vendors process on our behalf, personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information, and other information necessary to provide and deliver our products through our DTC channel to operate our business, for legal and marketing purposes, and for other business-related purposes. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf.

Data privacy and information security has become a significant issue in the United States, countries in Europe, and in many other countries in which we operate and where we offer our products and services. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and foreign laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and Processing (defined below) (which we collectively refer to as Data Protection Laws), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of consumers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process consumer information and operate our business.
We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (which we collectively refer to as Privacy Policies) and contractual obligations to third parties related to privacy, information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (which we collectively refer to as Data Protection Obligations).
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, the Telephone Consumer Protection Act, or TCPA, the Controlling the Assault of Non-Solicited Pornography And Marketing Act, or CAN-SPAM, and other state and federal laws relating to privacy and data security. The TCPA imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, as businesses can incur penalties or criminal fines imposed by the Federal Communications Commission or be fined up to $1,500 per violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. In addition, the CCPA requires companies that process information of California residents to make new disclosures to consumers about their information collection, use and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. The CCPA may increase our compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023, gives California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Other jurisdictions in the United States are beginning to propose laws similar to the CCPA. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
In addition, we are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations and the European Union’s General Data Protection Regulation, or GDPR, and the United Kingdom’s GDPR, or UK GDPR, imposes strict requirements for processing the personal data of individuals. For example, the GDPR introduced strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, an order prohibiting Processing of European data subject personal data and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. European data protection laws including the GDPR also generally prohibit the transfer of personal data from Europe, including the European Economic Area, or EEA, the United Kingdom, and Switzerland, to the United States and most other countries unless the parties to the transfer have established a legal basis for the transfer and implemented specific safeguards to protect the transferred personal data. Also, following the expiry of the post-Brexit transitional arrangements, the United Kingdom Information Commissioner’s Office is not able to be our “lead supervisory authority” in respect of any “cross border processing” for the purposes of the GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, with effect from January 1, 2021, we are not able to benefit from the GDPR’s “one stop shop” mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the United Kingdom and the EEA, we could be investigated by, and ultimately fined by the United Kingdom Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation. Other countries have also passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.
The European Commission released a set of Standard Contractual Clauses (SCCs), that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. Additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on SCCs, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. As such, any transfers by us or our vendors of personal information from Europe may not comply with European data protection law; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; may increase exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere; and may reduce demand for our products from companies subject to European data protection laws. The inability to import personal data to the United States could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business.
Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking of activity across devices, which may impact business. Google has announced that it will introduce similar changes in late 2021, which could have a similar negative impact on our business. Individuals may increasingly resist our collecting, using, and sharing of personal data to deliver targeted advertising. Individuals are increasingly becoming aware of options related to consent, “do not track” mechanisms, and “ad-blocking” software, any of which could materially impact our ability to collect personal data and deliver relevant promotions or media. We may be required to change the way we market our products. Any of these developments could impair our ability to reach new or existing customers or otherwise negatively affect our operations.

In addition to the EU GDPR, European legislative proposals and present laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implement laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Outside of Europe, other laws are further regulating targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the CCPA grants California residents the right to opt-out of a company’s sharing of personally identifiable information for advertising purposes in exchange for money or other valuable consideration. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and prospects.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.

We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. If we or our vendors fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, our business, financial condition, results of operations and prospects could be adversely affected.

Government regulation of the Internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could have an adverse effect on our business, financial condition, results of operations and prospects.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices and Internet neutrality. It is not clear how some existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as many of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or ecommerce. Our subscription programs are also subject to a complex and evolving body of consumer protection laws and regulations that govern automatically renewing purchase agreements and that vary from jurisdiction to jurisdiction. It is possible that general business regulations and laws, laws specifically governing the Internet or ecommerce, and automatic renewal laws governing product subscription programs may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by customers and suppliers and may result in the imposition of monetary liabilities and burdensome injunctions. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, cookie-based Processing, and postal mail to sell our products and services and to attract new consumers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools.

Developments in labor and employment law and any unionizing efforts by employees could have an adverse effect on our business, financial condition, results of operations and prospects.

We face the risk that Congress, federal agencies or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees and other individuals providing valuable services to us, such as our influencers. For example, the previously proposed federal legislation referred to as the Employee Free Choice Act would have substantially liberalized the procedures for union organization. None of our employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we enter into a collective bargaining agreement with our employees, the terms could have an adverse effect on our costs, efficiency and ability to generate acceptable returns on the affected operations.
Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which is currently $58,240 per year for executive, administrative and professional employees with employers that have 26 or more employees. Minimum salary requirements impact the way we classify certain employees, increases our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements could have an adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Intellectual Property and Information Technology
We may be unable to adequately obtain, maintain, protect and enforce our intellectual property rights.
We regard our brand, consumer lists, trademarks, trade dress, domain names, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and confidentiality agreements with our employees and others to protect our proprietary rights.
Effective intellectual property protection may not be available in every country in which our products are, or may be made, available. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing, misappropriating or otherwise violating our proprietary rights, and we may be unable to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation.
Our pending and future patent and trademark applications may never be granted. Additionally, the process of obtaining patent and trademark protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent and trademark applications at a reasonable cost or in a timely manner. There can be no assurance that our issued patents and registered trademarks or pending applications, if issued or registered, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent, trademark and other intellectual property rights are constantly evolving and vary by jurisdiction. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights.
We further rely on confidentiality agreements to protect our intellectual property rights. Our confidentiality agreements with our employees and certain of our consultants, contract employees, suppliers and independent contractors, including some of our manufacturers who use our formulations to manufacture our products, generally require that all information made known to them be kept strictly confidential. The effectiveness of these agreements are important as some of our formulations have been developed by or with our suppliers and manufacturers. However, we may fail to enter into confidentiality agreements with all parties who have access to our trade secrets or other confidential information. In addition, parties may breach such agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even if we are successful in prosecuting such claims, any remedy awarded may be insufficient to fully compensate us for the improper disclosure or misappropriation. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us and our competitive position would be harmed.
We might be required to spend significant resources to monitor and protect our intellectual property rights. For example, we may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which could have an adverse effect on our business, financial condition, results of operations and prospects.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.
We consider our trademarks to be valuable assets that reinforce our brand and consumers’ perception of our products. We have invested a significant amount of time and money in establishing and promoting our brands. Our continued success depends, to a significant degree, upon our ability to protect and preserve our registered trademarks and to successfully obtain additional trademark registrations in the future.
We may not be able to obtain trademark protection in all territories that we consider to be important to our business. In addition, we cannot assure you that the steps we have taken to protect our trademarks are adequate, that our trademarks can be successfully defended and asserted in the future or that third parties will not infringe upon any such rights. Our trademark rights and related registrations may be challenged, opposed, infringed, cancelled, circumvented or declared generic, or determined to be infringing on other marks, as applicable. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. Moreover, any trademark disputes may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences could have an adverse effect on our business, financial condition, results of operations and prospects.
If we fail to comply with our obligations under our existing license agreements or cannot license rights to use technologies on reasonable terms or at all, we may be unable to license rights that are critical to our business.
We license certain intellectual property which is critical to our business, including pursuant to the Likeness Agreement with Jessica Warren. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could inhibit our ability to commercialize our products. If any contract interpretation disagreement were to arise, the resolution could narrow what we believe to be the scope of our rights to the relevant intellectual property or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could adversely impact our business, financial condition and results of operations.
In addition, in the future we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new products. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and companies with greater size and capital resources than us may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties or other fees. If we are unable to enter into the necessary licenses on acceptable terms or at all, it could have an adverse effect on our business, financial condition, results of operations and prospects.
We may be subject to claims or other allegations that we infringe, misappropriate or otherwise violate the intellectual property rights of third parties, which could result in substantial damages and diversion of management’s efforts and attention.
Third parties have from time to time claimed, and may claim in the future, that we have infringed, misappropriated or otherwise violated their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, result in injunctions against us or the payment of damages by us, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to our business model, result in the payment of substantial damages or injunctions against us, or require us to enter into costly royalty or licensing agreements, if available. As a result of a third party claim, we have agreed to certain restrictions regarding the goods and services that may be offered under our trademarks. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions we are required to comply with as a result of these claims could have an adverse effect on our business, financial condition, results of operations and prospects.

Our reliance on software-as-a-service, or SaaS, technologies from third parties may adversely affect our business and results of operations.
We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, customer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our consumers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could have an adverse effect on our business, financial condition, results of operations and prospects.
We must successfully maintain, scale and upgrade our information technology systems, and our failure to do so could have an adverse effect on our business, financial condition, results of operations and prospects.
We have identified the need to significantly expand, scale and improve our information technology systems and personnel to support recent and expected future growth. As such, we are in the process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our Retail channel or fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, the need to acquire and retain sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and could have an adverse effect on our business, financial condition, results of operations and prospects.
We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our third parties) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our goods and services could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of consumers and business.
We rely on information technology networks and systems and data processing (some of which are managed by third-parties) to market, sell and deliver our products and services, to fulfill orders, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (which we collectively refer to as Process or Processing) personal information, sensitive, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, process orders and to comply with regulatory, legal and tax requirements (which we collectively refer to as Business Functions). Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. For example, our launch of Beauty Restage products into the EU has been delayed because of a cybersecurity attack received by one of our freight forwarders and logistic providers. Due to the COVID-19 pandemic, our personnel are temporarily working in a hybrid remote environment and relying on their own computers, routers and other equipment, which may pose additional data security risks to networks, systems and data.

We may expend significant resources or modify our business activities in an effort to protect against security breaches. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of information technology networks and systems, Processing and information, there can be no assurance that these measures will be effective. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach has occurred.

The risk of unauthorized circumvention of our security measures or those of our third parties has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors who now engage and are expected to engage in cyber-attacks. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and our third parties may be subject to a variety of evolving threats, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering attacks, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks (such as credential stuffing), malicious code (such as viruses and worms), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, malware (including as a result of advanced persistent threat intrusion), fraudulent payment and identity theft, earthquakes, fires, floods, and other similar threats. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, and/or physical facilities utilized by our vendors. Improper access to our systems or databases could result in the theft, publication, deletion or modification of personal information, confidential or proprietary information, financial information and other information.

Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third parties’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a security breach or other interruption. Any material disruption of our networks, systems or data processing activities, or those of our third parties, could disrupt our ability to provide our products and services, and to undertake, and cause a material adverse impact to, our Business Functions and our business, reputation and financial condition. If our information technology networks and systems or data processing (or of our third parties) suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to, our Business Functions and our business, reputation and financial condition. For example, a security breach or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to information. Our DTC and ecommerce operations are critical to our business and our financial performance. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and DTC operations, any material disruption of our networks, systems or data processing activities related to our websites and DTC operations could reduce DTC sales and financial performance, damage our brand’s reputation and materially adversely impact our business.

We have not always been able in the past and may be unable in the future to detect, anticipate, measure or prevent threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, Processing, communications systems, or software. For example, certain of our third-party service providers, like many other organizations, were affected by the log4j vulnerability. Although neither we nor any of our third-party service providers identified any impact or compromise resulting from this vulnerability, because such threats and techniques change frequently, are often sophisticated in nature, this type of vulnerability may not be detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology, services, communications or software. We cannot be certain that we will be able to address any such vulnerabilities, in whole or in part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as our products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and services and introduce new products and services. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.

We may have contractual and other legal obligations to notify relevant stakeholders of any security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain consumers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or our third parties) experience a security breach or are perceived to have experienced a security breach, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations

(including availability of information); financial loss; and other similar harms. Security breaches and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.

There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations. We may not have adequate or sufficient insurance coverage to protect us from or to mitigate liabilities arising out of our privacy and security practices. In addition, we cannot be sure that such coverage will continue to be available on acceptable terms or at all, or that such coverage will pay any future claims or loss.

Risks Related to Conducting Business Internationally
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the United States.
Our strategy includes the expansion of our operations to international markets. We currently sell products through retailers in Canada, the United Kingdom and certain countries in the European Union and we are considering distributing or shipping to additional geographies. Although some of our executive officers have experience in international business from prior positions, we have little experience with operations outside the United States. Our ability to successfully execute this strategy is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by our ability to identify and gain access to local suppliers, obtain and protect relevant trademarks, domain names, and other intellectual property, as well as by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we may intend to operate in the future. Risks inherent in expanding our operations internationally also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs and other barriers to trade.
In addition, competition is likely to intensify in the international markets where we plan to expand our operations. Standards for “clean”, “natural” or “organic” product labeling or designations may vary across different markets, which may require us to market our products differently or change the formulations of our products to meet local standards. Local companies based in markets outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, those local markets. Some of our competitors may also be able to develop and grow in international markets more quickly than we will.
Our business activities may be subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.
We derive a significant portion of our products from third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits U.S. corporations and their employees and representatives from, directly or indirectly, offering, promising, making, giving, or authorizing others to give anything of value to any foreign government official, political party or official thereof, or political candidate to influence official action or otherwise in an attempt to obtain or retain business. In addition, the FCPA also requires that we make and keep accurate books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls and compliance procedures designed to prevent violations of anti-corruption laws. We may be held liable for the corrupt or other illegal activities of our employees and representatives, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and representatives will not take actions in violation of anti-corruption laws for which we may be ultimately held responsible. As we increase our international business, our risks under anti-corruption laws may increase.
In addition, our products may be subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions.
If we or our employees or representatives are determined to have violated the FCPA, U.S. export control laws and economic sanctions, or any of the anti-corruption, anti-bribery, export control, and sanctions laws in the countries and territories where we and our representatives do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting certain business, and other consequences that may have an adverse effect on our business, financial condition, results of operations and prospects. In addition, the costs we may incur in defending against any investigations stemming from our or our employees’ or representatives’ improper actions could be significant. Moreover, any actual or alleged corruption or sanctions concerns in our supply chain could carry significant reputational harm, including negative publicity, loss of goodwill, and decline in share price.
International trade disputes and the U.S. government’s trade policy could adversely affect our business.
International trade disputes could result in tariffs and other protectionist measures that could adversely affect our business. Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Countries may also adopt other protectionist measures that could limit our ability to offer our products.
The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. Although the tariffs that have been initiated to date have not had a material impact on our operating results, to the extent that significant additional tariffs are imposed, depending on the extent of such tariffs, they could have a material impact on our operating results.
We cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our consumers, our suppliers, and the U.S. economy, which in turn could have an adverse effect on our business, financial condition, results of operations and prospects.
Fluctuations in currency exchange rates may negatively affect our financial condition and results of operations.
Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the Canadian Dollar, the Euro and the British Pound. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have an adverse effect on our business, financial condition, results of operations and prospects.
We are subject to international business uncertainties.
In 2021, international sales represented 2% of total revenue and part of our strategy is to accelerate growth outside of the United States. In addition, our business relies on third-party suppliers and manufacturers located in China, Mexico, and certain other foreign countries. We intend to continue to sell to consumers outside the United States and maintain our relationships in China, Mexico, and other foreign countries where we have suppliers and manufacturers. Further, we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot be assured that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:
•difficulties in staffing and managing foreign operations and geographically dispersed operations;
•burdens of complying with a wide variety of laws and regulations, including more stringent regulations relating to data privacy and security, particularly in the European Union;
•adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
•political and economic instability;
•terrorist activities and natural disasters;
•trade restrictions;
•differing employment practices and laws and labor disruptions;
•the imposition of government controls;
•an inability to use or to obtain adequate intellectual property protection for our brand and key products;

•difficulties in enforcing contracts and legal decisions;
•tariffs and customs duties and the classifications of our goods by applicable governmental bodies;
•a legal system subject to undue influence or corruption;
•a business culture in which illegal sales practices may be prevalent;
•logistics and sourcing; and
•military conflicts.
The occurrence of any of these risks could have an adverse effect on our international business and consequently our overall business, financial condition, results of operations and prospects.
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia and Belarus. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies and supply chains, any or all of which could adversely affect our business. For example, although we don't rely directly on Russia for oil consumption, the suppliers we do source oil from could pass on price increases to us, as a result of the overall increase in oil prices.

Risks Related to Ownership of Our Common Stock

Our stock price has been volatile, and the value of our common stock has declined.

The market price of our common stock has been highly volatile and has fluctuated and declined substantially since our IPO and may continue to fluctuate or decline as a result of a variety of factors, some of which are beyond our control, including:

•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in our projected operating and financial results;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•announcements or concerns regarding real or perceived quality or health issues with our products or similar products of our competitors;
•adoption of new regulations applicable to the Diapers and Wipes, Skin and Personal Care and Household and Wellness industries or the expectations concerning future regulatory developments;
•our involvement in litigation;
•future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•changes in senior management or key personnel;
•the trading volume of our common stock; and
•changes in the anticipated future size and growth rate of our market.
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding the ongoing COVID-19 pandemic and the related impacts.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws will include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock;

•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 2⁄3% of our outstanding shares of voting stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2⁄3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, or DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine or otherwise related to our internal affairs.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters for any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. While the Delaware courts have determined that such choice of forum provisions are facially valid, and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, of which could seriously harm our business, financial condition, results of operations and prospects.

Other than the 2021 Dividend paid on June 29, 2021, we do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
In April 2021, our board of directors declared a cash dividend of $35.0 million to the holders of record of our common stock and our redeemable convertible preferred stock as of May 3, 2021 that was contingent upon the closing of the IPO and was paid on June 29, 2021, or the 2021 Dividend. Other than the 2021 Dividend, we have never declared or paid cash dividends on our capital stock and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment. In addition, the 2021 Credit Facility contains restrictions on our ability to pay dividends.
An active public trading market may not be sustained.
An active public trading market for our common stock may not be sustained. We determined the initial public offering price for our common stock through negotiations with the underwriters, and the negotiated price may not be indicative of the market price of our common stock currently. For example, the market value of our common stock has decreased substantially from the initial public offering price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price you paid. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration.
Principal stockholders have substantial control over us and will be able to influence corporate matters.
Based on the number of shares outstanding as of December 31, 2021, our directors, executive officers and stockholders holding more than 5% of our outstanding capital stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 29.4% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We grant equity awards to employees, directors and consultants under our equity incentive plans. The market value of our common stock has decreased substantially since it began trading in May 2021, and because the number of shares subject to such awards is typically based on dollar values, the number of shares increases as our stock price decreases. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.
The market price and trading volume of our common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price could be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period for adopting new or revised accounting standards under the JOBS Act as an emerging growth company. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of: (1) December 31, 2026; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.
We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
We face increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant finance, legal, accounting and other expenses, including director and officer liability insurance, that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements.
Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an emerging growth company. To prepare for eventual compliance with Section 404, we will be engaged in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Failure to maintain internal control over financial reporting, including historical or future control deficiencies, could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We lease our corporate headquarters located at 12130 Millennium Drive #500, Los Angeles, California, in a LEED certified building where we occupy approximately 46,518 square feet of office space pursuant to a lease that expires in February 2027. This lease provides us with an option to extend it for up to two consecutive periods of five years each. We also lease a warehouse and distribution facility located in Las Vegas, Nevada where we occupy approximately 570,810 square feet pursuant to a lease that expires in December 2027, with an option to extend this lease for up to two consecutive periods of five years each. Our Las Vegas, Nevada facility is operated by our distribution partner GEODIS. GEODIS also operates three other warehouse and distribution facilities on our behalf located in Fontana, California, Breinigsville, Pennsylvania and the Netherlands. In total, we have over one million square feet of facility space that can be leveraged to fulfill DTC and retail orders. We believe that our current facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 11- Commitments and Contingencies, to the financial statements contained in this report for a discussion of legal proceedings that are incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on Nasdaq Global Select Market on May 5, 2021, under the symbol “HNST.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 15, 2022, we had approximately 123 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Comparative Stock Performance Graph

The following performance graph shows a comparison from May 5, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2021, of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Consumer Staples Index.

The graph assumes an initial investment of $100 on May 5, 2021. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Use of Proceeds from the IPO

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

Issuer Purchases of Equity Securities

None.

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and “Honest” refer to The Honest Company, Inc. and its consolidated subsidiaries.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the final prospectus for our initial public offering (“IPO”) dated as of May 4, 2021 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on May 6, 2021.

 Overview

The Honest Company, Inc. (“Honest” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”) is a digitally-native, mission-driven brand focused on leading the clean lifestyle movement, creating a community for conscious consumers and seeking to disrupt multiple consumer product categories. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully-designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offerings, deep digital-first connection with consumers and omnichannel accessibility.

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 63%, 32%, and 5%, respectively, of our revenue for the year ended December 31, 2021, compared to 63%, 26%, and 11%, respectively, of our revenue for the year ended December 31, 2020. We refer to Diapers and Wipes and Skin and Personal Care as our "core" product categories. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.
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

Our omnichannel approach seeks to meet consumers however they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our retail accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Costco, Target and Amazon in 2013, 2014 and 2017, respectively. For the year ended December 31, 2021, we generated 49% and 51% of our revenue from our Digital and Retail channels, respectively, compared to 55% and 45%, respectively, for the year ended December 31, 2020. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise the rest of our Digital channel, and our Retail channel, which includes leading retailers and their websites. As of December 31, 2021, our products can be found in approximately 43,000 retail locations across the United States, Canada and Europe. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe is not easily replicated by our competitors.

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

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent on many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our operations while staying true to our mission, including those discussed below and in the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors.”

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean lifestyle consumer. Honest is still unknown to many consumers, with unaided brand awareness of 29% among diaper buyers according to our consumer research as of January 2022. In order to increase the wallet share of existing conscious consumers and attract new ones, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend, among other things, on our ability to successfully produce products that are free of defects and communicate the value of those products as clean, sustainable and effective, the efficacy of our marketing efforts and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. We believe our brand strength will enable us to continue to expand across categories and channels, allowing us to deepen relationships with consumers and expand our access to global markets. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients and continue to innovate in the clean conscious lifestyle space. Based in Los Angeles, California, our research and development team, including chemists and an in-house toxicologist, develops innovative clean products based on the latest green technology. At Honest, product innovation never stops. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and natural product categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

We use connectivity to our community of consumers to provide lifestyle insights that power innovation across categories. We use innovation to support our growth objectives across our portfolio, as highlighted in the three core pillars of our Innovation Framework; that we bring product innovation that 1) feeds and nurtures our core values, 2) expands within our existing product categories, and 3) grows into new potential product categories adjacent to existing categories that fit with our value proposition to the consumer.

We continue to innovate in each of our product categories in areas such as breakthrough new product formulations, innovative packaging, costovation (defined below) and marketing strategy, with a focus in the future of driving “big bets” across potential product adjacencies where we have; 1) permission to play with consumers, 2) relevant domain expertise, and 3) the opportunity to expand across a broader consumer demographic within an existing Honest home. We are also focused on building a portfolio of products in complementary categories through our Innovation Strategy and the momentum created by our Digital Strategy. We are building an Honest community with the goal of creating a more holistic clean, conscious home for consumers and customers alike. We strive for continuous improvement in our existing products’ safety, sustainability, efficacy and design profile, which we refer to as costovation.

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

Continued Execution of Omnichannel Strategy

The continued execution of our omnichannel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to drive increased consumer traffic to our flagship digital platform, Honest.com, as it is a valuable tool for creating direct connections with our consumers, influencing brand experience and understanding consumer preference and behavior. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. We will continue to pursue partnerships with a wide variety of retailers, including online retailers, big-box retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period. In the second quarter of 2021, we experienced volatility in orders from a key digital partner that reduced its inventory on-hand in consumables to free up space for other products ahead of a major promotional event. In the third quarter of 2021, orders from this key digital partner came back in line with end-consumer consumption, although we have not seen inventory levels at this customer return to prior levels. We have a new arrangement with this digital partner and beginning with the third quarter of 2021 this partner began to fulfill orders to their customers from a dedicated space within our warehouse, which allows them to free up space in their own warehouse and accelerate shipment time to the end consumer.

Operational and Marketing Efficiency

To grow our business, we intend to continue to improve our operational and marketing efficiency, which includes attracting new consumers, increasing community engagement and improving fulfillment and distribution operations. We invest significant resources in marketing and content generation, use a variety of brand and performance marketing channels and work continuously to improve brand exposure at our retail partners to acquire new consumers. It is important we maintain reasonable costs for these marketing efforts relative to the revenue we expect to derive from our consumers. We leverage our proprietary Honest Omni-Analytics to generate valuable consumer insights that guide our omnichannel strategy and inform our marketing spend optimization. Our future success depends in part on our ability to effectively attract consumers on a cost-efficient basis and achieve efficiencies in our operations.

Our paid advertising includes search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Our paid advertising significantly increased in 2021 compared to 2020, which impacted our ability to cost-effectively drive traffic to Honest.com and contributed to the decline in Digital revenue in 2021 compared to 2020. We drive a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. We expect continued price increases in our paid advertising that may impact marketing efficiencies, costs and revenue in our Digital channel in the future.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in a conscious lifestyle has contributed to significant demand for our products. Further, the rise in digital shopping has complemented our flagship digital platform, Honest.com, our presence with third-party ecommerce players and our Retail partners’ websites. In 2021, we saw a significant shift from Digital to Retail as more consumers became vaccinated and chose to return to in-store shopping. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, have resulted and could in the future result in fluctuations in our operating results.

Impact of COVID-19

The COVID-19 pandemic caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

Business Operations
As a result of the COVID-19 pandemic, our headquarters was temporarily closed but has since reopened in a limited capacity. We have also implemented travel restrictions. These actions represent a significant change in how we operate our business, but we believe that we successfully navigated this transition. In an effort to provide a safe work environment for our employees, we have implemented various social distancing measures, including replacing many in-person meetings with virtual interactions. We will continue to take actions as may be required or recommended by government or health authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.
The operations of our retail partners, manufacturers and suppliers have also been impacted by the COVID-19 pandemic. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may negatively impact collections of accounts receivable and reduce expected spending from new consumers, all of which could adversely affect our business, financial condition, results of operations and prospects in the future.
Supply Chain Disruptions

We have experienced some impacts on our inventory availability and delivery capacity since the outbreak, which to date has not materially impacted our ability to service our consumers and retail and third-party ecommerce customers. In the fourth quarter of 2021, we experienced lower than expected inventory receipts due largely to global supply chain delays, including a delay in receiving shipments from overseas. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth in the face of the pandemic. As a result of the COVID-19 pandemic and other macroeconomic trends, we and our distribution partners have experienced some disruptions to the operations of our fulfillment centers, including a nationwide truck driver shortage. For example, during the fourth quarter of 2021, some employees at two of our warehouse facilities were ill with COVID-19 and/or following quarantine protocols, which coupled with the nationwide truck driver shortage, negatively impacted our and our distribution partner's ability to fulfill orders in a timely manner and had a negative impact on our results of operations.

We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our consumers and retail and third-party ecommerce customers. We have experienced and anticipate to see an increase in commodity prices, labor costs, input costs and transportation costs that has continued into 2022. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories that those hurdles had been met. As a result, we negotiated and agreed to higher purchase prices which will negatively impact our cost of goods in 2022. We implemented price increases in 2021 and plan to pursue productivity initiatives to offset these price increases, but we experienced forward buys by a number of customers in the fourth quarter of 2021 in response to our announced price increases and also expect continued input cost inflation in 2022 that will hamper our ability to drive margin expansion.

Consumer Preferences

We believe that during 2020, COVID-19 drove a demand shift towards our Digital channel as consumers shifted to online shopping amid the pandemic. Additionally, in 2020 our Household and Wellness product category benefited from increasing demand for sanitization and disinfecting products. In response, we accelerated our development timeline for certain product launches, launching our disinfecting spray and alcohol wipes in 2020. In 2021, we saw a decline in consumer demand for sanitization and disinfecting products, coupled with retailers managing heavy inventories of these products in stores. Toward the end of 2021, we began to see increased consumer willingness to return to in-store shopping as the economy reopens and more of the population is vaccinated, driving revenue growth within our Retail channel, specifically within our Diapers and Wipes and Skin and Personal Care product categories in 2021.

Inventory

The appropriate level of our inventory reserve is based on current and forecasted demand. For example, based on macro Household & Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. We recorded an inventory write-off of $5.6 million throughout the year relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing demand. Management is implementing various strategies to address this reduction in demand and the related impact on gross margin, including higher markdowns and promotions to clear through inventory, liquidation efforts, investing in new product ideas and developing new creative advertising. There is no guarantee that customer demand will increase in our favor or that we will be able to successfully implement these strategies. Depending on future consumer behavior in relation to changes in the COVID-19 pandemic and related aging of inventory, among other factors, we may incur additional inventory write-downs and customer returns.

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

In 2019, we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we license certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. Butterblu operates and maintains our baby apparel offerings independently through the honestbabyclothing.com website. Our baby apparel offerings and our agreement with Butterblu are not currently material to our business and not expected to be material in the future. For the year ended December 31, 2021, we collected $0.9 million in royalty revenue. For the year ended December 31, 2020, we did not collect any royalty revenue under this agreement due in part because we granted Butterblu temporary payment relief.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Selling, general and administrative expenses also include technology expenses, professional fees, facility costs, including insurance, utilities and rent relating to our headquarters, depreciation and amortization and overhead costs. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business and organizational capabilities. Since our IPO, we have also incurred additional costs for employees and third-party professional fees related to operating as a public company and costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services.
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

Research and Development

Research and development expenses consist primarily of personnel-related expenses for our research and development team. Research and development expenses also include costs incurred for the development of new products, improvement in the quality of existing products and the development and implementation of new technologies to enhance the quality and value of products. This includes the expense related to claims and clinical trials as well as formulation and packaging testing. Research and development expenses also include allocated depreciation and amortization and overhead costs. We expect research and development expenses to increase in absolute dollars as we invest in the enhancement of our product offerings through innovation and the introduction of new adjacent product categories.
IPO-Related Expenses
In December 2020, we paid bonuses totaling $9.5 million to certain employees, including members of management, relating to preparation of our IPO, and after the closing of the IPO, we paid an additional $9.5 million in bonuses to certain employees, including members of management, which we collectively refer to as the IPO Bonuses, excluding in each case payroll taxes and expenses. The IPO Bonuses were recognized in selling, general and administrative and research and development expense. In addition, upon the effective date of the registration statement for our IPO in May 2021, we recognized stock-based compensation expense in selling, general and administrative and research and development expenses of $3.1 million related to certain performance and market-based stock options and $0.2 million related to certain restricted stock units that vested upon this liquidity event.
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
Income Tax Provision
We are subject to federal and state income taxes in the United States. Our annual estimated tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against deferred tax assets, stock-based compensation, state taxes, nondeductible executive compensation and other permanent differences. We maintain a full valuation allowance for our federal and state deferred tax assets, including net operating loss carryforwards, as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	For the year ended December 31,
	2021	2020
(In thousands)
Revenue	$318,639	$300,522
Cost of revenue	209,467	192,626
Gross profit	109,172	107,896
Operating expenses
Selling, general and administrative(1)	84,059	71,253
Marketing	54,260	44,478
Research and development(1)	7,679	5,705
Total operating expenses	145,998	121,436
Operating loss	(36,826)	(13,540)
Interest and other income (expense), net	(1,776)	(837)
Loss before provision for income taxes	(38,602)	(14,377)
Income tax provision	77	89
Net loss	$(38,679)	$(14,466)

_______________

(1)    Includes stock-based compensation expense as follows:

	For the year ended December 31,
	2021	2020
(In thousands)
Selling, general and administrative	$15,820	$7,558
Research and development	1,027	347
Total	$16,847	$7,905
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue*:

	For the year ended December 31,
	2021	2020
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	65.7	64.1
Gross profit	34.3	35.9
Operating expenses
Selling, general and administrative	26.4	23.7
Marketing	17.0	14.8
Research and development	2.4	1.9
Total operating expenses	45.8	40.4
Operating loss	(11.6)	(4.5)
Interest and other income (expense), net	(0.6)	(0.3)
Loss before provision for income taxes	(12.1)	(4.8)
Income tax provision	—	—
Net loss	(12.1)%	(4.8)%

* Amounts may not sum due to rounding.

Comparison of the Year Ended December 31, 2021 and 2020
Revenue

	For the year ended December 31,
	2021	2020	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$200,923	$188,452	$12,471	6.6%
Skin and Personal Care	101,697	79,542	22,155	27.9
Household and Wellness	16,019	32,528	(16,509)	(50.8)
Total Revenue	$318,639	$300,522	$18,117	6.0%

	For the year ended December 31,
	2021	2020	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$157,546	$166,733	$(9,187)	(5.5)%
Retail	161,093	133,789	27,304	20.4
Total Revenue	$318,639	$300,522	$18,117	6.0%

Revenue was $318.6 million for the year ended December 31, 2021, as compared to $300.5 million for the year ended December 31, 2020. The increase of $18.1 million, or 6.0%, was primarily due to a $22.2 million increase in revenue from Skin and Personal Care products and a $12.5 million increase in revenue from Diapers and Wipes, offset by a $16.5 million decrease in revenue from Household and Wellness products. The revenue increase from Skin and Personal Care was primarily driven by increased sales volume on our products across the Retail channel as a result of continued investment in marketing innovation, our Content, Community, Commerce marketing strategy, expanded distribution and merchandising programs with our retail partners and improved retail unit volume, including $4.2 million through the non-monetary sale of our legacy beauty inventory in exchange for future marketing and transportation credits. The revenue increase in Diapers and Wipes was primarily driven by the increase in sales volume of our diaper business, especially in the Retail Channel, driven by our new Clean Conscious Diaper product offering launched in the first quarter of 2021, offset by a decline in wipes revenue largely due to out-of-stocks driven by supply chain challenges. The revenue decrease in Household and Wellness during the year ended December 31, 2021 was primarily due to a decrease in overall consumer demand for sanitization and disinfecting products as more consumers became vaccinated against COVID-19, as well as the discontinuation of non-recurring retail rotational program that occurred during the fourth quarter of 2020.

Revenue growth increased in our Retail channel for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the continued channel shift to Retail as sales across products saw higher volumes with our retail partners as more consumers became vaccinated against COVID-19 and returned to in-store shopping. In addition to this shift, we also saw continued retail distribution expansion, additional merchandising programs and overall increases in retail unit volume with our retail partners. The reduction in revenue in our Digital channel was primarily due to the Retail channel shift, lower traffic to our Digital platforms including Honest.com, in the year ended December 31, 2021, and a reduction in inventory on-hand by a key digital partner who reduced inventory in consumables in the second quarter of 2021 to free up space for other products ahead of a major promotional event.

Cost of Revenue and Gross Profit

	For the year ended December 31,
	2021	2020	$ change	% change
(In thousands, except percentages)
Cost of revenue	$209,467	$192,626	$16,841	8.7%
Gross profit	$109,172	$107,896	$1,276	1.2%

Cost of revenue was $209.5 million for the year ended December 31, 2021, as compared to $192.6 million for the year ended December 31, 2020. The increase of $16.8 million, or 8.7%, was primarily due to increased product costs and fulfillment expenses associated with the increased sales of our products, in part related to overall inflationary pressures which has resulted in an increase in the price of raw materials, a $5.6 million increase in inventory write-down related to certain household products for which demand significantly declined subsequent to the demand we saw in 2020 due to the COVID-19 pandemic. Cost of revenue as a percentage of revenue increased by 164 basis points primarily due to the inventory write-down on sanitization, disinfecting and other COVID-19 driven products which reflected 174 basis points of the increase, offset by costovation initiatives. Higher input costs in transportation, freight and warehouse labor were mostly offset by productivity initiatives, including our Clean Conscious Diaper and Beauty Restage, a shift in mix towards sales of Skin and Personal Care products which are higher margin products and leveraging fixed fulfillment costs over a larger revenue base as compared to the year ended December 31, 2020.

Gross profit was $109.2 million for the year ended December 31, 2021, as compared to $107.9 million for the year ended December 31, 2020. The increase of $1.3 million, or 1.2%, was primarily due to the higher level of sales, particularly in Skin and Personal Care and Diapers and Wipes products.

Operating Expenses
Selling, General and Administrative Expenses

	For the year ended December 31,
	2021	2020	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$84,059	$71,253	$12,806	18.0%

Selling, general and administrative expenses were $84.1 million for the year ended December 31, 2021 as compared to $71.3 million for the year ended December 31, 2020. The increase of $12.8 million, or 18.0%, was primarily due to increased costs associated with both preparing to be and operating as a public company. These incremental expenses included a $10.5 million increase in salary and stock compensation, as well as an increase of $2.5 million in public company insurance expense,

$1.8 million in audit fees and $1.4 million in legal expenses, offset by a $3.3 million decrease in bonus payments compared to the year ended December 31, 2020.

Marketing Expenses

	For the year ended December 31,
	2021	2020	$ change	% change
(In thousands, except percentages)
Marketing	$54,260	$44,478	$9,782	22.0%

Marketing expenses were $54.3 million for the year ended December 31, 2021, as compared to $44.5 million for the year ended December 31, 2020. The increase of $9.8 million, or 22.0%, was primarily due to an increase of $4.5 million in retail marketing expenses, $3.2 million in digital advertising expenses and $1.0 million in video and photo production costs. The increase in retail marketing expense was driven in part by the launch of our Clean Conscious Diaper in January 2021, as well as by marketing for a key digital partner’s promotional event. The increase in digital advertising expenses drove our Content, Community, Commerce marketing strategy within Skin and Personal Care and Diapers and Wipes. The increase in video and production costs were primarily related to our product innovations and promotional events launched in the first nine months of 2021, including our new Clean Conscious Diaper product offering and our new sustainable package initiative and new line of skin care products, which we refer to as our "Beauty Restage".

Research and Development Expenses

	For the year ended December 31,
	2021	2020	$ change	% change
(In thousands, except percentages)
Research and development	$7,679	$5,705	$1,974	34.6%

Research and development expenses were $7.7 million for the year ended December 31, 2021, as compared to $5.7 million for the year ended December 31, 2020. The increase of $2.0 million, or 34.6%, was primarily due to an increase of $1.0 million in salary and stock-based compensation, a $0.5 million increase in clinical and claims testing expenses and a $0.3 million increase in pilot trials to support product innovation.

Interest and Other Income (Expense), Net

	For the year ended December 31,
	2021	2020	$ change	% change
(In thousands, except percentages)
Interest and other income (expense), net	$(1,776)	$(837)	$(939)	112.2%
Interest and other income (expense), net was net expense of $1.8 million for the year ended December 31, 2021, as compared to net expense of $0.8 million for the year ended December 31, 2020. Interest expense consists primarily of the portion of rent payments recognized as imputed interest expense under build-to-suit accounting associated with our leasing arrangements. The increase of $0.9 million, or 112.2%, was primarily due to a decrease in interest income on our short-term investments due to a lower average investment balance and lower average interest rates.
Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. Prior to our IPO, our available liquidity and operations were financed primarily through the sale of redeemable convertible preferred stock, equity securities and to a lesser extent, debt financing. Upon the closing of our IPO, we received net proceeds of approximately $91.1 million, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of $5.4 million. As of December 31, 2021, we had $50.8 million of cash and cash equivalents and $42.4 million of short-term investments. Although we are dependent on our ability to raise capital or generate sufficient cash flow from operations to achieve our business objectives, we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our short-term and long-term working capital and capital expenditure needs. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

The 2021 Credit Facility will terminate and borrowings thereunder, if any, will be due on April 30, 2026. As of December 31, 2021, there was no outstanding balance under the 2021 Credit Facility. We are required to follow certain covenants. As of March 22, 2022, we were in compliance with all covenants under the 2021 Credit Facility.

Refer to Note 8 included in the consolidated financial statements for more information on the 2021 Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the year ended December 31,
(In thousands)	2021	2020
Net cash (used in) operating activities	$(38,154)	$(12,066)
Net cash (used in) provided by investing activities	$(8,623)	$36,696
Net cash provided by (used in) financing activities	$60,368	$(973)
Operating Activities
Our largest source of operating cash is from the sales of our products through Digital and Retail channels to our consumers and customers. Our primary uses of cash from operating activities are for cost of revenue expenses, selling, general and administrative expenses, marketing expenses and research and development expenses. We have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale and maturity of short-term investments.
Net cash used in operating activities of $38.2 million for the year ended December 31, 2021 was primarily due to net loss of $38.7 million, non-cash adjustments of $21.3 million and a net decrease in cash related to changes in operating assets and liabilities of $20.8 million. Non-cash adjustments primarily consisted of stock-based compensation of $16.8 million and depreciation and amortization of $4.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $9.0 million increase in accounts receivable due to higher revenue from retail customers, $6.7 million use of cash due to the timing of payments associated with our accounts payable and operating leasing obligations, a $6.1 million increase in prepaid expenses and other assets due to timing of payments, as well as the non-monetary sale of our legacy beauty inventory for future marketing and transportation credits and a $1.0 million decrease in inventory due to timing of inventory purchases.
Net cash used in operating activities of $12.1 million for the year ended December 31, 2020 was primarily due to net loss of $14.5 million, non-cash adjustments of $12.9 million and a net decrease in cash related to changes in operating assets and liabilities of $10.5 million. Non-cash adjustments primarily consisted of stock-based compensation of $7.9 million and depreciation and amortization of $4.9 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $24.1 million use of cash to increase investment in inventory to support our growth across our business, including on wipes, sanitization products and our new innovation products in 2020, and a $1.5 million use of cash due to timing of payments on prepaid expenses and other assets. These uses of cash were partially offset by a $13.7 million increase in accounts payable and accrued expenses driven by the aforementioned investment in inventory to support growth across the business and a $1.5 million reduction in accounts receivable due to timing of cash collection from retail customers.

Investing Activities

Our primary source of investing cash is the sale and maturity of short-term investments and our primary use of investing cash is the purchase of short-term investments and property and equipment.

Net cash used in investing activities of $8.6 million for the year ended December 31, 2021 was due to purchases of short-term investments of $65.3 million, offset by proceeds from the sales and maturities of short-term investments of $27.4 million and $29.5 million, respectively.

Net cash provided by investing activities of $36.7 million for the year ended December 31, 2020 was due to proceeds from the sales and maturities of short-term investments of $5.8 million and $53.5 million, respectively, net of purchases of short-term investments of $22.5 million and purchases of property and equipment of $0.2 million.

Financing Activities

Our financing activities primarily consisted of proceeds from sales of securities, payment of dividends, payment of offering costs, proceeds from stock option award exercises and principal payments of financing lease obligations.

Net cash provided by financing activities of $60.4 million for the year ended December 31, 2021 primarily consisted of proceeds from our IPO of $96.5 million, net of underwriting discounts and commissions and proceeds from the exercise of stock options of $5.7 million, offset by dividend payments of $35.0 million and payments of offering costs in connection with our IPO of $5.5 million.

Net cash used in financing activities of $1.0 million for the year ended year ended December 31, 2020 primarily consisted of principal payments of financing lease obligations of $1.0 million.

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

Non-GAAP Financial Measure
We prepare and present our consolidated financial statements in accordance with GAAP. However, management believes that adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) professional fees and expenses and executive termination expenses related to our Innovation Strategy; (6) the IPO Bonuses, including associated payroll taxes and expenses, and third-party costs associated with our IPO in 2021; and (7) in certain periods, litigation and settlement fees associated with certain non-ordinary course litigation.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not include the IPO Bonuses, including associated payroll taxes and expenses, or third-party costs associated with the preparation of the IPO; (6) it does not reflect tax payments that may represent a reduction in cash available to us; and (7) does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the year ended December 31,
(In thousands)	2021	2020
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(38,679)	$(14,466)
Interest and other (income) expense, net	1,776	837
Income tax provision	77	89
Depreciation and amortization	4,146	4,854
Stock-based compensation	16,847	7,905
Innovation Strategy expenses(1)	—	1,511
Related IPO and other transaction-related expenses(2)	12,160	10,459
Payroll tax expense related to stock-based compensation	211	13
Adjusted EBITDA	$(3,462)	$11,202
(1)     Includes professional fees and expenses and executive severance and termination expenses related to our Innovation Strategy.
(2)    Includes IPO-related expenses, including IPO Bonuses, and other transaction-related third-party expenses, which are generally incremental costs incurred associated with the preparation of the IPO.
.
Material cash requirements
We lease warehouse and office facilities under operating lease agreements and a built-to-suit lease under a financing arrangement. We have unconditional purchase commitments for software service subscriptions, advertising services and certain other services. See Note 11 “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our short-term and long-term leases and purchase obligations.
Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements not yet adopted and recently adopted accounting pronouncements.
Critical Accounting Policies and Estimates

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
Revenue Recognition
We generate revenue through the sale of our products through Digital and Retail channels in the following product categories: Diapers and Wipes, Skin and Personal Care and Household and Wellness. The Digital channel includes direct to the consumer sales through our website and sales to third-party ecommerce customers, who resell our products through their own online platforms. The Retail channel includes sales to traditional brick and mortar retailers, who may also resell our products through their own online platforms. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from customers.

We account for revenue contracts with customers by applying the following steps in accordance with Accounting Standard Codification, or ASC, 606, Revenue from Contracts with Customers:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
We elected an accounting policy to record all shipping and handling costs as fulfillment costs. We accrue the cost of shipping and handling and recognize revenue and costs at the point in time that control of the goods transfers to the customer.
Direct-to-Consumer
For direct sales to the consumer through our website, our performance obligation consists of the sale of finished goods to the consumer. Consumers may purchase products at any time or enter into subscription arrangements. Consumers place orders online in accordance with our standard terms and conditions and authorize payment when the order is placed. Credit cards are charged at the time of shipment. For subscription arrangements, consumers sign up to receive products on a periodic basis. Subscriptions are cancellable at any time without penalty, and no amounts are collected from the consumer until products are shipped. Revenue is recognized when transfer of control to the consumer takes place, which is when the product is delivered to the carrier. Sales taxes collected from consumers are accounted for on a net basis and are excluded from revenue.
Consumers may purchase gift cards, which are recorded as deferred revenue at the time of purchase. We recognize revenue when these gift cards are redeemed for products and the revenue recognition criteria as described above have been met.
Retail and Third-Party Ecommerce
For retail and third-party ecommerce sales, our performance obligation consists of the sale of finished goods to retailers and third-party ecommerce customers. Revenue is recognized when control of the promised goods is transferred to those customers at time of shipment or delivery, depending on the contract terms. After the completion of the performance obligation, we have the right to consideration as outlined in the contract. Payment terms vary among the retail and third-party ecommerce customers although terms generally include a requirement of payment within 30 to 45 days of product shipment.
Sales Returns and Allowances
For direct-to-consumer, retail and third-party ecommerce sales, we record estimated sales returns in the same period that the related revenue is recorded. We use the expected value method to estimate returns, taking into consideration assumptions of demand based on historical data and historical returns rates. When estimating returns, we also consider future business initiatives and relevant anticipated future events. Estimated sales returns and ultimate losses may vary from actual results, which could be material to the consolidated financial statements. The estimated sales returns allowance is recorded as a reduction in revenue.
For direct-to-consumer, retail and third-party ecommerce sales, we offer credits in the form of discounts, which are recorded as reductions in revenue and are allocated to products on a relative basis based on their respective standalone selling price.
For retail and third-party ecommerce sales, we routinely commit to one-time or ongoing sales incentive programs that may require us to estimate and accrue the expected costs of such programs, including trade promotion activities and contractual allowances. We record these programs as a reduction to revenue unless we receive a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received, in which case we record the programs as marketing expense. We recognize a liability or a reduction to accounts receivable, and reduce revenue based on the estimated amount of credits that will be claimed by customers. An allowance is recorded as a reduction to accounts receivable if the customer can deduct the program amount from the outstanding invoice.
Estimates for these sales incentive programs are developed using the most likely amount and are included in the transaction price to the extent that a significant reversal of revenue would not result once the uncertainty is resolved. In developing our estimate, we use historical analysis and contractual rates in determining the accruals for these activities. Also, we consider the susceptibility of the incentive to outside influences, the length of time until the uncertainty is resolved, and our experience with similar contracts. Judgment is required to determine the timing and amount of recognition of sales incentive program accruals which we estimate based on past practice with similar arrangements.
Inventories

Inventories consists of finished goods and are stated at the lower of cost or estimated net realizable value. Cost is computed based on weighted-average historical costs. We allocate certain overhead costs to the carrying value of our finished goods. The carrying value of inventories is reduced for any excess and obsolete inventory. Excess and obsolete inventory reductions are determined based on assumptions about future demand and sales prices, estimates of the impact of competition, and the age of inventory. If actual conditions are less favorable than those previously estimated by management, additional inventory write-downs could be required.
Stock-Based Compensation
We recognize stock-based compensation expense for employees and non-employees based on the grant-date fair value of stock awards over the applicable service period. For awards that vest based on continued service, stock-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards with performance vesting conditions, stock-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved.
The determination of stock-based compensation cost is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If factors change and different assumptions are used, stock-based compensation expense and net losses could be significantly different.
Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates or tax law on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
A valuation allowance is provided on deferred tax assets when it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized.
We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income tax matters in income tax expense.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk
We had cash and cash equivalents of $50.8 million as of December 31, 2021, which consisted of bank accounts, money market funds, certificates of deposit and corporate bonds. We had short-term investments of $42.4 million as of December 31, 2021, which consisted of commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

We are also subject to interest rate risk in connection with our 2021 Credit Facility. See the section titled “—Liquidity and Capital Resources—2021 Credit Facility” above. Based on the average interest rate on the instruments under the 2021 Credit Facility during the year ended December 31, 2021, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the year ended December 31, 2021.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the consolidated statements of comprehensive loss under the line item interest and other income (expense), net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our consolidated financial statements.
Inflation Risk
We have experienced an increase in commodity prices, labor costs, input costs and transportation costs that has continued into fiscal year 2022. In response to these rising prices, we raised prices across a significant portion of our product offerings to consumers and customers. These price increases could impact the price of our products and the demand for our products. If we are unable to offset these changing costs through price increases or cost reductions, our inability or failure to do so could harm our business, results of operations and financial condition.
Finished Goods Inventory Pricing Risk

The raw materials used for our products include sustainably harvested fluff pulp, plant-based substrate in our baby wipes, and other biobased materials. Some of our supplier contracts allow for finished goods price changes based on significant fluctuations in the price of raw materials that may create price risk on our finished goods inventory. A hypothetical 10% increase or decrease in the weighted-average cost of finished goods inventory as of December 31, 2021 would have resulted in an increase or decrease to cost of revenue for the year ended December 31, 2021 of approximately $6.1 million. We seek to mitigate the impact of raw materials cost increases passed onto us by negotiating pricing agreements with our suppliers and working together with suppliers on productivity initiatives. We strive to offset the impact of finished goods cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Item 8. Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Honest Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Honest Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers
Los Angeles, California
March 28, 2022

We have served as the Company’s auditor since 2012.

The Honest Company, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$50,791	$29,259
Restricted cash	—	1,752
Short-term investments	42,388	34,425
Accounts receivable, net	31,784	22,795
Inventories	75,668	76,669
Prepaid expenses and other current assets	13,165	8,657
Total current assets	213,796	173,557
Restricted cash, net of current portion	—	6,189
Property and equipment, net	52,952	56,703
Goodwill	2,230	2,230
Intangible assets, net	440	511
Other assets	3,179	1,542
Total assets	$272,597	$240,732
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$28,743	$31,132
Accrued expenses	19,003	22,222
Deferred revenue	731	716
Total current liabilities	48,477	54,070
Long term liabilities
Lease financing obligation, net of current portion	37,527	38,426
Other long-term liabilities	7,487	8,657
Total liabilities	93,491	101,153
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 49,192,248 shares authorized at December 31, 2020; 49,100,928 shares issued and outstanding as of December 31, 2020; (liquidation preference of $396,726 as of December 31, 2020)	—	376,404
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2021, none issued or outstanding as of December 31, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 150,000,000 shares authorized at December 31, 2021 and 2020, respectively; 91,512,140 and 34,089,186 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9	3
Additional paid-in capital	570,794	116,055
Accumulated deficit	(391,656)	(352,977)
Accumulated other comprehensive income (loss)	(41)	94
Total stockholders’ equity (deficit)	179,106	(236,825)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$272,597	$240,732

The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	For the year ended December 31,
	2021	2020	2019

Revenue	$318,639	$300,522	$235,587
Cost of revenue	209,467	192,626	159,733
Gross profit	109,172	107,896	75,854
Operating expenses
Selling, general and administrative	84,059	71,253	70,310
Marketing	54,260	44,478	31,864
Research and development	7,679	5,705	5,137
Total operating expenses	145,998	121,436	107,311
Operating loss	(36,826)	(13,540)	(31,457)
Interest and other income (expense), net	(1,776)	(837)	429
Loss before provision for income taxes	(38,602)	(14,377)	(31,028)
Income tax provision	77	89	55
Net loss	$(38,679)	$(14,466)	$(31,083)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.43)	$(0.43)	$(0.92)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	71,126,218	34,075,572	33,916,324

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	(135)	(28)	196
Comprehensive loss	$(38,814)	$(14,494)	$(30,887)

The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	49,066,658	$375,759	33,867,884	$3	$100,020	$(308,358)	$(74)	$(208,409)
Impact from adoption of ASC 606	—	—	—	—	—	930	—	930
Net loss	—	—	—	—	—	(31,083)	—	(31,083)
Other comprehensive income	—	—	—	—	—	—	196	196
Issuance of Series D redeemable convertible preferred stock, net	72,852	1,371	—	—	—	—	—	—
Retirement of Series D redeemable convertible preferred stock, net	(38,582)	(726)	—	—	—	—	—	—
Stock options exercised	—	—	165,190	—	252	—	—	252
Stock-based compensation	—	—	—	—	7,838	—	—	7,838
Balances at December 31, 2019	49,100,928	$376,404	34,033,074	$3	$108,109	$(338,511)	$122	$(230,277)
Net loss	—	—	—	—	—	(14,466)	—	(14,466)
Other comprehensive loss	—	—	—	—	—	—	(28)	(28)
Stock options exercised	—	—	56,112	—	41	—	—	41
Stock-based compensation	—	—	—	—	7,905	—	—	7,905
Balances at December 31, 2020	49,100,928	$376,404	34,089,186	$3	$116,055	$(352,977)	$94	$(236,825)

The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	49,100,928	$376,404	34,089,186	$3	$116,055		$(352,977)	$94	$(236,825)
Net loss	—	—	—	—	—	—	(38,679)	—	(38,679)
Other comprehensive loss	—	—	—	—	—		—	(135)	(135)
Stock options exercised	—	—	1,170,803	—	5,730		—	—	5,730
Stock-based compensation	—	—	—	—	16,847		—	—	16,847
Vested restricted stock units	—	—	173,835	—	—		—	—	—
Dividends paid ($0.42 per share)	—	—	—	—	(35,000)		—	—	(35,000)
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $12.2 million	—	—	6,451,613	1	91,038		—	—	91,039
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(49,100,928)	(376,404)	49,649,023	5	376,400		—	—	376,405
Shares withheld related to net share settlement of equity awards	—	—	(61,810)	—	(567)		—	—	(567)
Shares issued under employee stock purchase plan	—	—	39,490	—	291		—	—	291
Balance at December 31, 2021	—	$—	91,512,140	$9	$570,794		$(391,656)	$(41)	$179,106

The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(38,679)	$(14,466)	$(31,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,146	4,854	7,672
Stock-based compensation	16,847	7,905	8,380
Other	311	166	(156)
Changes in assets and liabilities:
Accounts receivable, net	(8,989)	1,461	(2,458)
Inventories	1,001	(24,129)	4,649
Prepaid expenses and other assets	(6,114)	(1,496)	(1,421)
Accounts payable, accrued expenses and other long-term liabilities	(6,691)	13,748	(5,163)
Deferred revenue	14	(109)	(412)
Net cash used in operating activities	(38,154)	(12,066)	(19,992)
Cash flows from investing activities
Purchases of short-term investments	(65,267)	(22,462)	(74,433)
Proceeds from sales of short-term investments	27,394	5,830	4,839
Proceeds from maturities of short-term investments	29,470	53,528	81,262
Purchases of property and equipment	(220)	(200)	(661)
Net cash (used in) provided by investing activities	(8,623)	36,696	11,007
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting commissions and discounts	96,517	—	—
Dividends paid	(35,000)	—	—
Proceeds from exercise of stock options	5,730	41	252
Payment of initial public offering costs	(5,477)	—	—
Taxes paid related to net share settlement of equity awards	(567)	—	—
Proceeds from ESPP	291	—	—
Purchase and retirement of Series D redeemable convertible preferred stock	—	—	(285)
Payments on lease obligations	(1,126)	(1,014)	(272)
Net cash provided by (used in) financing activities	60,368	(973)	(305)
Net (decrease) increase in cash, cash equivalents and restricted cash	13,591	23,657	(9,290)
Cash, cash equivalents and restricted cash
Beginning of the period	37,200	13,543	22,833
End of the period	$50,791	$37,200	$13,543

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$50,791	$29,259	$13,543
Restricted cash, current	—	1,752	—
Restricted cash, non-current	—	6,189	—
Total cash, cash equivalents and restricted cash	$50,791	$37,200	$13,543

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,797	$1,844	$1,724
Income Taxes	76	$102	$75
Supplemental disclosures of noncash activities
Equipment acquired under capital lease obligations	$123	$71	$311
Deferred IPO costs included in accounts payable and accrued expenses	$—	$533	$—
Capital expenditures included in accounts payable and accrued expenses	$33	$44	$606

The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021
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

Upon completion of the IPO, the Company paid $9.5 million in cash bonuses to certain employees including members of management, as well as $0.2 million in related payroll taxes and expenses. Cash bonuses of $9.1 million were recorded in sales, general and administrative expenses and $0.4 million were recorded in research and development expenses in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2021.

In April 2021, the Company's board of directors declared a cash dividend of $35.0 million to the holders of record of its common stock and its redeemable convertible preferred stock as of May 3, 2021, which the Company paid on June 29, 2021

Immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 49,100,928 shares of the Company’s redeemable convertible preferred stock then outstanding with a carrying value of $376.4 million were automatically converted into 49,649,023 shares of the Company’s common stock. Upon completion of the IPO, the Company recognized a gain on extinguishment of the redeemable convertible preferred stock for earnings per share purposes of $29.0 million from the conversion of redeemable convertible preferred stock to common stock. Following the completion of the IPO, the Company has one class of authorized and outstanding common stock. See Note 10 "Redeemable Convertible Preferred Stock and Stockholders’ Deficit" for more information on the Company’s redeemable convertible preferred stock as of December 31, 2020.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances.
Stock Split

In April 2021, the Company effected a 1-for-2 forward stock split of its common and redeemable convertible preferred stock. In connection with the forward stock split, each issued and outstanding share of common stock, automatically and without action on the part of the holders, became two shares of common stock and each issued and outstanding share of redeemable convertible preferred stock, automatically and without action on the part of the holders, became two shares of redeemable convertible preferred stock. The par value per share of common and redeemable convertible preferred stock was not adjusted. All share, per share and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the impact of the stock split.

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
Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates, which are subject to varying degrees of judgment, include the valuation of inventories, sales returns and allowances, allowances for doubtful accounts, valuation of short-term investments, valuation of build-to-suit lease, capitalized software, useful lives associated with long-lived assets, valuation allowances with respect to deferred tax assets, accruals and contingencies, recoverability of non-cash marketing credits, recoverability of goodwill and long-lived assets, and the valuation and assumptions underlying stock-based compensation and for the periods prior to the Company's IPO, the fair value of common stock. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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
In light of the unknown ultimate duration and severity of COVID-19, the Company faces a greater degree of uncertainty than normal in making certain judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of December 31, 2021 and through the date these consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro Household & Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. The Company recorded an inventory write-off of $5.6 million throughout the year relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing demand. In addition, the Company donated $0.7 million of face masks to its charitable partner Baby2Baby to assist in getting these products into the hands of families in need. The Company will continue to monitor and evaluate the uncertainty and volatility of these conditions and, in particular, the impact on the amount and valuation of the Company’s inventory in the future.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds. As of December 31, 2020, restricted cash consisted of deposits in a bank account used to collateralize the letters of credit for certain lease arrangements. As of December 31, 2021, the Company is no longer required to post collateral in a restricted cash account. Refer to Note 8 included in these consolidated financial statements for additional information on the restricted cash account.

Investments

Investments consist of highly liquid investments in debt securities. Investments comprises commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities, which are classified as available-for-sale investments. The Company includes its available-for-sale investments in current assets because the securities represent investments of cash available for current operations. Available-for-sale investments are recorded at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Unrealized holding gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains or losses are recorded in interest and other income, net.

The Company evaluates the potential impairment through review of unrealized losses associated with its investments to determine if the impairment is “temporary” or “other-than-temporary.” A “temporary” unrealized loss is recorded in the accumulated other comprehensive loss component of stockholders’ deficit. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as “other-than-temporary”. If the impairment is determined to be “other-than-temporary” the loss is recorded as an impairment charge in the period any such determination is made. The factors evaluated to differentiate between “temporary” and “other-than-temporary” include the projected future cash flows, credit rating actions, and assessment of the credit quality of the underlying collateral, as well as other factors.

Concentrations

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash with high credit quality financial institutions, which typically exceed federally insured limits. The Company invests its excess cash primarily in highly rated money market funds and short-term debt instruments, diversifies its investments and, by policy, invests only in highly rated securities to minimize credit risk.

The Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	As of December 31,
	2021	2020
Customer A	48%	41%
Customer B	24%	27%

The Company’s customers that accounted for 10% or more of total revenue were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Customer A	28%	23%	26%
Customer B	22%	22%	14%

The Company currently buys all of its diapers from one supplier. Additionally, the Company currently buys substantially all of its wipes from one supplier. Management believes that other suppliers could provide similar products on reasonable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible inventory shortage and loss of revenue, which would adversely affect the Company's operations.

Accounts Receivable

Sales made to consumers through the Company’s Honest.com website are conducted with credit cards, and the Company records its credit card sales in transit as accounts receivable at selling price less applicable deductions. The Company also extends credit in the normal course of business to its third-party ecommerce customers and retailers and performs credit evaluations on a case-by-case basis. The Company does not obtain collateral or other security related to its accounts receivable.

Accounts receivable is presented net of allowances. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides allowances as necessary for doubtful accounts. The allowance for doubtful accounts was $0.2 million and $1.4 million, respectively, as of December 31, 2021 and 2020.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or estimated net realizable value. Cost is computed based on weighted average historical costs. The Company allocates certain overhead costs to the carrying value of its finished goods. The carrying value of inventories is reduced for any excess and obsolete inventory. Excess and obsolete inventory reductions are determined based on assumptions about future demand and sales prices, estimates of the impact of competition, and the age of inventory. If actual conditions are less favorable than those previously estimated by management, additional inventory write-downs could be required.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in the consolidated statements of comprehensive loss. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets as follows:

Machinery and equipment	3-20 years
Computer and office equipment	3-5 years
Capitalized software and website development costs	1-5 years
Furniture and fixtures	3-5 years
Building	40 years
Leasehold improvements	Lesser of the estimated useful life or the remaining lease term

Deferred IPO Costs
Deferred offering costs consisted of costs incurred in connection with the sale of the Company’s common stock in its IPO, including certain legal, accounting, and other IPO-related expenses. Immediately upon the completion of the Company's IPO, deferred offering costs of $5.5 million were reclassified into stockholders’ equity from other assets as a reduction from the proceeds of the offering.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) No. 840, Leases. The Company leases certain equipment under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the asset under lease. Assets under capital lease are amortized using the straight-line method over the estimated useful life of the asset.

Rent expense on operating leases is recorded on a straight-line basis over the lease term. Deferred rent represents the difference between rent amounts paid and amounts recognized as straight-line expense. The excess of straight-line rent expense over lease payments due is recorded as a deferred rent liability in accrued expenses, for the current portion, and other long-term liabilities, for the noncurrent portion, in the consolidated balance sheets. As of December 31, 2021, the Company recorded deferred rent liabilities of $1.0 million in accrued expenses and $7.4 million in other long-term liabilities. As of December 31, 2020, the Company recorded deferred rent liabilities of $0.9 million in accrued expenses and $8.4 million in other long-term liabilities.

Build-to-Suit Lease
The Company records assets and liabilities for the fair value of buildings under lease when it is considered the owner for accounting purposes only, or build-to-suit leases, to the extent it is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. Upon completion of construction of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facilities are accounted for as financing obligations.
Upon completion of construction, the fair value of the lease property is depreciated over the building’s estimated useful life. At the conclusion of the lease term, the Company will de-recognize both the then carrying values of the asset and financing obligation.

Capitalized Software and Website Development Costs
The Company accounts for its internal-use software costs and website development costs in accordance with ASC No. 350-40, Internal-Use Software, and ASC No. 350-50, Website Development Costs, respectively. The Company capitalizes costs to purchase and develop its websites and internal-use software and amortizes such costs on a straight-line basis over the estimated useful life of the software once it is available for its intended use. Capitalization of internal-use costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the project, and it is probable that the project will be completed and will be used to perform the function intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Capitalized internal-use software and website development costs, including purchased software, is recorded in property and equipment, net in the consolidated balance sheets.

For cloud-computing service arrangements, the Company capitalizes implementation costs consistent with internal-use software costs. Such capitalized costs are included within prepaid expenses and other current assets, for the current portion, and other assets, for the noncurrent portion, in the consolidated balance sheets and are expensed on a straight-line basis over the term of the service arrangement as selling, general and administrative expense. Capitalized implementation costs from cloud computing service arrangements was $0.9 million, net of $1.2 million of accumulated amortization as of December 31, 2021 and $0.9 million, net of $0.6 million of accumulated amortization as of December 31, 2020.

Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but evaluated for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that the value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant adverse changes in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner in which the Company uses the acquired assets or the strategy for the Company’s overall business, significant industry or economic trends, or significant underperformance relevant to expected historical or projected future results of operations.
Goodwill is assessed for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, then the Company is required to perform the first of a two-step impairment test.
The first step involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company tests goodwill for impairment annually at October 31.
The Company performed its annual goodwill impairment test as of October 31, 2021 no impairment was identified.

Intangible Assets, Net

Intangible assets are stated at cost, net of accumulated amortization. Intangible assets consist of tradenames and domain names. Tradenames and domain names are amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over the estimated useful lives of the assets of 15 years.

Impairment of Long-Lived Assets

The Company assesses the carrying value of its long-lived assets, consisting primarily of property and equipment and intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. Such events or changes in circumstances may include a significant decrease in the market price of a long-lived asset, a significant change in the extent or manner in which an asset is used, a significant change in legal factors or in the business climate, a significant deterioration in the amount of revenue or cash flows expected to be generated from a group of assets, a current expectation that, more likely than not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or any other significant adverse change that would indicate that the carrying value of an asset or group of assets may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates or tax law on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

A valuation allowance is provided on deferred tax assets when it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Foreign Currency Transactions

The Company records foreign currency gains or losses in other income, net in the consolidated statements of comprehensive loss, related to transactions denominated in currencies other than the U.S. dollar. During the years ended December 31, 2021, 2020 and 2019, realized and unrealized foreign currency (losses) and gains, net were $(0.1) million, $0.1 million and $0.1 million, respectively.

Contingent Liabilities

If a potential loss contingency is considered probable, and the amount can be reasonably estimated, the Company accrues a liability for an estimated loss. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible. However, if the Company determines that a contingent loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements. Legal costs are expensed as incurred.
Stock-Based Compensation

The Company recognizes stock-based compensation expense for employees and non-employees based on the grant-date fair value of stock award over the applicable service period. For awards that vest based on continued service, stock-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards with performance vesting conditions, stock-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes option-pricing model. The grant date fair value of restricted stock awards that contain service vesting conditions is estimated based on the fair value of the underlying shares on grant date. For awards with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition.

The Company has granted certain stock option awards that contain service and performance vesting conditions. For these awards, the Company commences recognition of stock-based compensation cost once it is probable that the performance condition will be achieved. Once it is probable that the performance condition will be achieved, the Company recognizes stock-based compensation cost over the remaining requisite service period under a graded vesting model, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of being achieved.

The Company has granted certain stock option awards that contain service, performance and market vesting conditions, where the performance condition is an initial public offering or a change in control event. This performance condition is not probable of being achieved for accounting purposes until the event occurs. Thereafter, expense is recognized when the event occurs even if the market condition was not or is not achieved, provided the employee continues to satisfy the service condition.

Determining the fair value of stock-based awards requires judgment. The Black-Scholes option-pricing model is used to estimate the fair value of stock options that have service and/or performance vesting conditions. The Monte Carlo simulation model is used to estimate the fair value of stock options that have market vesting conditions. The assumptions used in these option-pricing models require the input of subjective assumptions which are as follows:

• Fair value - Prior to the Company's IPO, the fair value of the common stock underlying the Company’s stock-based awards was determined by the Company’s Board of Directors (the “Board”). The Company’s Board determined the common stock fair value at the stock option grant date by considering several objective and subjective factors, including the price paid for its common and preferred stock, actual and forecasted operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones within the Company, the rights, preferences, and privileges of its common and preferred stock, and the likelihood of achieving a liquidity event. Subsequent to the Company's IPO, the fair value of the the Company's common stock is determined based on the closing stock price on the date of grant.

• Expected volatility - Expected volatility is based on historical volatilities of a publicly traded peer group based on weekly price observations over a period equivalent to the expected term of the stock option grants.

• Expected term - For stock options with only service vesting conditions the expected term is determined using the simplified method, which estimates the expected term using the contractual life of the option and the vesting period. For stock options with performance or market conditions, the term is estimated in consideration of the time period expected to achieve the performance or market condition, the contractual term of the award, and estimates of future exercise behavior.

• Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the options.

• Expected dividend yield - The dividend yield is based on the Company’s current expectations of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The determination of stock-based compensation cost is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock-based compensation expense and its net loss could have been significantly different.

New shares are issued from authorized shares of common stock upon the exercise of stock options.

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
Revenue Recognition

The Company sells its products through digital and retail sales channels in the following product categories: Diapers and Wipes, Skin and Personal Care, and Household and Wellness. The digital sales channel includes direct-to-consumer sales through the Company’s website and sales to third-party ecommerce customers, who resell the Company’s products through their own online platforms. The retail sales channel includes sales to traditional brick and mortar retailers, who may also resell the Company’s products through their own online platforms.

The Company accounts for revenue contracts with customers by applying the following steps in accordance with ASC No. 606, Revenue from Contracts with Customers:

• Identification of the contract, or contracts, with a customer

• Identification of the performance obligations in the contract

• Determination of the transaction price

• Allocation of the transaction price to the performance obligations in the contract

• Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company elected as an accounting policy to record all shipping and handling costs as fulfillment costs. The Company accrues the cost of shipping and handling and recognizes revenue and costs at the point in time that control of the goods transfers to the customer.

Direct-to-Consumer

For direct sales to the consumer through the Company’s website, the Company’s performance obligation consists of the sale of finished goods to the consumer. Consumers may purchase products at any time or enter into subscription arrangements. Consumers place orders online in accordance with the Company’s standard terms and conditions and authorize payment when the order is placed. Credit cards are charged at the time of shipment. For subscription arrangements, consumers sign up to receive products on a periodic basis. Subscriptions are cancellable at any time without penalty, and no amounts are collected from the consumer until products are shipped. Revenue is recognized when transfer of control to the consumer takes place which is when the product is delivered to the carrier. Sales taxes collected from consumers are accounted for on a net basis and are excluded from revenue.

Consumers may purchase gift cards, which are recorded as deferred revenue at the time of purchase. The Company recognizes revenue when these gift cards are redeemed for products and the revenue recognition criteria as described above have been met. For the year ended December 31, 2021, revenue recognized from the use of gift cards was $0.9 million. For the years ended December 31, 2020 and 2019, revenue recognized from the use of gift cards were not material. Deferred revenue related to gift card purchases was $0.7 million as of December 31, 2021. Deferred revenue related to gift card purchases as of December 31, 2020 was not material.

Retail and Third-Party Ecommerce

For retail and third-party ecommerce sales, the Company’s performance obligation consists of the sale of finished goods to retailers and third-party ecommerce customers. Revenue is recognized when control of the promised goods is transferred to those customers at time of shipment or delivery, depending on the contract terms. After the completion of the performance obligation, the Company has the right to consideration as outlined in the contract. Payment terms vary among the retail and third-party ecommerce customers although terms generally include a requirement of payment within 30 to 45 days of product shipment.

Sales Returns and Allowances

For direct-to-consumer, retail, and third-party ecommerce sales, the Company records estimated sales returns in the same period that the related revenue is recorded. The Company uses the expected value method to estimate returns, taking into consideration assumptions of demand based on historical data and historical returns rates. When estimating returns, the Company also considers future business initiatives and relevant anticipated future events. Estimated sales returns and ultimate losses may vary from actual results, which could be material to the consolidated financial statements. The estimated sales returns allowance is recorded as a reduction of revenue.

For direct-to-consumer, retail and third-party ecommerce sales, the Company offers credits in the form of discounts, which are recorded as reductions in revenue and are allocated to products on a relative basis based on their respective standalone selling price.

For retail and third-party ecommerce sales, the Company routinely commits to one-time or ongoing sales incentive programs with its customers that may require the Company to estimate and accrue the expected costs of such programs, including trade promotion activities and contractual allowances. The Company records these programs as a reduction to revenue unless it receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received, in which case the Company records it as a marketing expense. The Company recognizes a liability or a reduction to accounts receivable, and reduces revenue based on the estimated amount of credits that will be claimed by customers. An allowance is recorded as a reduction to accounts receivable if the customer can deduct the program amount from outstanding invoices.

Estimates for these sales incentive programs are developed using the most likely amount and are included in the transaction price to the extent that a significant reversal of revenue would not result once the uncertainty is resolved. In developing its estimate, the Company uses historical analysis and contractual rates in determining the accruals for these activities. The Company also considers the susceptibility of the incentive to outside influences, the length of time until the uncertainty is resolved and the Company’s experience with similar contracts. Judgment is required to determine the timing and amount of recognition of sales incentive program accruals which the Company estimates based on past practice with similar arrangements.

The following table summarizes the changes in the allowance for sales incentive programs for retail and third-party ecommerce customers:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Beginning balance	$8,207	$8,428	$4,455
Charged to revenue	47,290	35,465	27,529
Charged to marketing expense	16,150	10,906	7,889
Utilization of accrual for trade promotions	(65,153)	(46,592)	(31,445)
Ending balance	$6,494	$8,207	$8,428

At December 31, 2021 and 2020, $6.1 million and $7.8 million of the ending allowance balances were recorded as a reduction to accounts receivable, respectively.

Contract Assets

There are no material assets related to incremental costs to obtain or fulfill customer contracts.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Selling, general and administrative expenses also include technology expenses, professional fees, facility costs, including insurance, utilities and rent relating to our headquarters, depreciation and amortization, and overhead costs.

Marketing

Marketing expenses includes costs related to the Company’s branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email marketing campaigns, market research, content production and other public relations and promotional initiatives.

Advertising costs are expensed as incurred. Media production costs are expensed the first time the advertisement is aired. Deferred advertising costs consist mainly of point of purchase displays that are specifically branded for the Company’s products and provided to retailers in order to facilitate the marketing of the Company’s products within retail stores. The point of purchase display costs are capitalized as deferred advertising costs and charged to marketing expense over the expected period of benefit, which generally ranges from one to three years. As of December 31, 2021 and 2020, the current portion of deferred advertising costs was $1.0 million and $1.4 million, respectively, which is included in prepaid expenses and other current assets. As of

December 31, 2021 and 2020, the noncurrent portion of deferred advertising costs was $0.1 million and $0.2 million, respectively, which is included in other assets. Advertising expense was $49.2 million, $41.1 million and $28.9 million for the years ended December 31, 2021, 2020 and 2019.

Research and Development

Research and development expenses relate to costs incurred for the development of new products, improvement in the quality of existing products and the development and implementation of new technologies to enhance the quality and value of products. Research and development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Research and development expenses also include allocated depreciation and amortization and overhead costs. The Company expenses research and development costs in the period they are incurred.

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

The Company plans to adopt this guidance in the first quarter of 2022 on a modified retrospective basis. The Company also plans to elect the package of practical expedients to leases that commenced before the effective date whereby the Company will elect to not reassess the following:

(i) whether any expired or existing contracts contain leases;
(ii) the lease classification for any expired or existing leases; and
(iii) initial direct costs for any existing leases.

Also, for leases with lease terms less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company intends to make this election for all classes of assets. The Company also elected to combine lease and non-lease components on its leases into a single lease component. Upon adoption of this guidance on January 1, 2022, the Company expects to recognize approximately $36.1 million in right of use assets, and corresponding lease liabilities of approximately $44.5 million on its consolidated balance sheet. In addition, the Company expects a decrease to assets and liabilities of $37.6 million and $38.4 million, respectively, and a decrease to beginning accumulated deficit of $0.9 million, as a result of the derecognition of its build-to-suit arrangement that was reassessed to be a operating lease under the new guidance. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated statements of comprehensive loss or the consolidated statements of cash flows.

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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASC 350"). The amendments in this guidance eliminate Step 2 from the goodwill impairment test, whereby an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under this amendment, an entity should perform its goodwill impairment test by comparing the value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective dates of this guidance. This guidance is effective for public business entities excluding entities eligible to be SRCs for annual and any interim impairment test performed for periods beginning after December 15, 2019. For all other entities the guidance is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASC 350 to have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASC 740"). This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 as well as by improving consistent application of the topic by clarifying and amending existing guidance. For public business entities, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company does not expect the adoption of ASC 740 to have a material impact on the Company’s consolidated financial statements.

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the year ended December 31,
	2021	2020	2019
(In thousands)
Digital	$157,546	$166,733	$128,716
Retail	161,093	133,789	106,871
Total revenue	$318,639	$300,522	$235,587

Revenue by product category:	For the year ended December 31,
	2021	2020	2019
(In thousands)
Diapers and wipes	$200,923	$188,452	$161,855
Skin and personal care	101,697	79,542	58,706
Household and wellness	16,019	32,528	15,026
Total revenue	$318,639	$300,522	$235,587
Non-Monetary Transactions

In March 2021 and September 2021, the Company entered into $4.0 million and $0.7 million, respectively, in trade agreements with a vendor for the exchange of legacy beauty inventory for future marketing and transportation credits. The fair value of the marketing and transportation credits are recognized as revenue, with the corresponding asset included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the year ended December 31, 2021, the Company recognized $4.2 million of revenue and $2.2 million of associated cost of revenue based on timing of delivery of goods. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they are determinable. During the year ended December 31, 2021, the Company recorded no impairment losses related to these credits and $0.4 million of credits have been used.

4.    Intangible Assets, Net
Intangible assets consisted of the following:

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Tradenames	$770	$(438)	$332
Domain names	287	(179)	108
Total intangible assets, net	$1,057	$(617)	$440

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Tradenames	$770	$(386)	$384
Domain names	287	(160)	127
Total intangible assets, net	$1,057	$(546)	$511
As of December 31, 2021 and 2020, the weighted average remaining useful lives for tradenames and domain names was 7.1 years and 5.8 years, respectively, and 7.9 years and 6.8 years, respectively.
Amortization expense was $0.1 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. Estimated future amortization expense for each of the following five years ending December 31 and thereafter is as follows:

(in thousands)
2022	$70
2023	70
2024	70
2025	70
2026	70
Thereafter	90
$440
5.    Property and Equipment, Net
Property and equipment consisted of the following :

	As of December 31,
	2021	2020
(in thousands)
Machinery and equipment	$12,064	$12,030
Computer and office equipment	1,461	1,356
Capitalized software	4,906	4,924
Furniture and fixtures	4,304	4,204
Leasehold improvements	15,839	15,833
Building	42,146	42,147
	80,720	80,494
Accumulated depreciation and amortization	(27,768)	(23,791)
Total property and equipment, net	$52,952	$56,703

The Company capitalizes the fair value of buildings under build-to-suit lease arrangements where it is considered the owner for accounting purposes only. See Note 11 – "Commitments and Contingencies" for additional information.
The Company enters into capital lease agreements for certain equipment. During the years ended December 31, 2021, 2020 and 2019, the gross assets recorded under capital leases were $1.7 million, $1.7 million and $1.6 million, respectively. For the year ended December 31, 2021, depreciation of equipment under capital lease obligations was $0.4 million. For each of the years ended December 31, 2020 and 2019, depreciation of equipment under capital lease obligations was $0.3 million.
Total depreciation and amortization expense for property and equipment, inclusive of depreciation expense for equipment under capital lease obligations, consisted of the following:

	For the year ended December 31,
	2021	2020	2019
(In thousands)
Cost of revenues	$2,198	$2,295	$2,322
Research and development	186	251	244
Selling, general and administrative	1,697	2,237	5,027
Total depreciation and amortization expense	$4,081	$4,783	$7,593

6.     Investments

As of December 31, 2021 and 2020, all investments in debt securities are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of December 31, 2021 and 2020, the Company held $36.4 million and $27.5 million, respectively, of investments with contractual maturities of less than one year. As of December 31, 2021 and 2020, the Company held $6.0 million and $6.9 million, respectively, of investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).
The following table summarizes the Company’s available-for-sale investments:

	As of December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$18,605	$—	$(28)	$18,577
Certificates of deposit	17,099	—	(5)	17,095
U.S. government and agency securities	6,725	—	(9)	6,716
Total investments	$42,429	$—	$(42)	$42,388

	As of December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$22,894	$58	$(3)	$22,949
Commercial paper	538	—	—	538
Certificates of deposit	4,447	1	—	4,448
U.S. government and agency securities	6,452	38	—	6,490
Total investments	$34,331	$97	$(3)	$34,425

Realized gains and losses on investments in debt securities were immaterial for the years ended December 31, 2021, 2020 and 2019.

7.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$29,411	$—	$—	$29,411
Total cash equivalents	29,411	—	—	29,411
Short-term investments
Corporate bonds	—	18,577	—	18,577
Certificates of deposit	—	17,095	—	17,095
U.S. government and agency securities	—	6,716	—	6,716
Total short-term investments	—	42,388	—	42,388
Total	$29,411	$42,388	$—	$71,799

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$12,696	$—	$—	$12,696
Total cash equivalents	12,696	—	—	12,696
Short-term investments
Corporate bonds	—	22,949	—	22,949
Commercial paper	—	538	—	538
Certificates of deposit	—	4,448	—	4,448
U.S. government and agency securities	—	6,490	—	6,490
Total short-term investments	—	34,425	—	34,425
Total	$12,696	$34,425	$—	$47,121

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

8.     Credit Facilities

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
2021 Credit Facility

In April 2021, the Company entered into a first lien credit agreement (“2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2021 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduces the amount available under the 2021 Credit Facility. As of December 31, 2021, there was $28.7 million available to be drawn upon. The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. The Company expensed the commitment fee and included it in interest and other expense, net in the consolidated statement of comprehensive loss. For the year ended December 31, 2021, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility is, at the Company’s option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period. As of December 31, 2021, there was no outstanding balance under the 2021 Credit Facility.

The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a total net leverage ratio of not more than 3.50:1.00 during the periods set forth in the 2021 Credit Facility. The 2021 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. Failure to do so, unless waived by the lenders under the 2021 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2021 Credit Facility. As of December 31, 2021, the Company was in compliance with the net leverage ratio covenant.

9.     Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2021	2020
(In thousands)
Payroll and payroll related expenses	$2,497	$6,115
Accrued inventory purchases	8,838	4,588
Accrued returns	1,455	2,585
Other accrued expenses	6,213	8,934
Total accrued expenses	$19,003	$22,222

10. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

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

The following table summarizes the Company's redeemable convertible preferred stock information as of December 31, 2020:

	Authorized Shares	Issued and Outstanding Shares	Carrying Value	Liquidation Preference
Series A Redeemable Convertible Preferred Stock	11,347,518	11,347,518	$6,000	$6,000
Series A-1 Redeemable Convertible Preferred Stock	11,554,016	11,554,016	20,796	21,000
Series B Redeemable Convertible Preferred Stock	4,551,572	4,551,572	42,106	50,000
Series C Redeemable Convertible Preferred Stock	5,174,204	5,174,204	90,586	100,000
Series D Redeemable Convertible Preferred Stock	4,545,944	4,454,624	101,239	101,911
Series E Redeemable Convertible Preferred Stock	6,918,204	6,918,204	67,685	67,815
Series F Redeemable Convertible Preferred Stock	5,100,790	5,100,790	47,992	50,000
Total	49,192,248	49,100,928	$376,404	$396,726

Shares Available for Issuance

Immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2021, there were no shares of Series A, Series A-1, Series B, Series C, Series D, Series E, or Series F redeemable convertible preferred stock available for issuance. As of December 31, 2020, the number of common shares available for issuance under the Company’s amended certificate of incorporation were as follows:

Authorized number of common shares	110,000,000
Common shares outstanding	(34,089,186)
Stock awards outstanding under the 2011 Plan	(18,038,042)
Stock awards available for grant under the 2011 Plan	(2,595,078)
Reserve for the conversion of preferred stock	(49,100,928)
Available for issuance	6,176,766

11.Commitments and Contingencies

Litigation

From time to time, the Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, business transactions, employee-related matters and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount or range of the loss can be reasonably estimated, the Company records a liability for the loss and discloses the possible loss in the consolidated financial statements. Legal costs are expensed as incurred.

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021 the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter was $0.7 million including penalties and interest, for which the Company has paid $0.6 million as of December 31, 2021. During the year ended December 31, 2021, the Company recorded interest expense of $0.1 million in interest and other expense, net on the consolidated statement of comprehensive loss. The Company filed its Notice of Appeal on July 1, 2021 and its opening brief on January 28, 2022. The Department filed its answering brief on March 4, 2022 and the Company filed its reply brief on March 23, 2022.

On September 23, 2020, the Center for Advanced Public Awareness (“CAPA”) served a 60-Day Notice of Violation on the Company, alleging that the Company violated California’s Health and Safety Code (“Prop 65”) because of the amount of lead in the Company’s Diaper Rash Cream and seeking statutory penalties and product warnings available under Prop 65. On October 22, 2021, CAPA filed a complaint in California Superior Court in the County of San Francisco ("the Court") for the alleged Prop 65 violations contained in its 60-Day Notice of Violation. The Company filed its answer and notice of related cases against Prestige Consumer Healthcare, Inc., Burt's Bees, Inc., and Hain Celestial Group, Inc. on January 7, 2022 and has stipulated to relate these cases and transfer them to the Court's Complex Divsion. The Company intends to vigorously defend itself in this matter. The matter’s outcome and materiality are uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in this matter.

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company's IPO. A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. The federal and state court derivative cases have been stayed pending the outcome of a motion to dismiss in the securities class action. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. The Lead Plaintiff’s opposition to the motion to dismiss will be due by March 28, 2022, and defendants’ replies will be due by April 4, 2022. The Company believes the securities and derivative complaints are without merit and intends to vigorously defend itself against these allegations. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of the loss or make an estimate of the loss or range of loss in these matters.

As of December 31, 2021 and 2020, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation is expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of December 31, 2021 and 2020, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.
Leases
The Company leases warehouse and office facilities under operating lease agreements, some of which contain free rent periods and escalation clauses. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability.
On November 16, 2016, the Company entered into a warehouse facility lease in Las Vegas, Nevada. The lease term is ten years and four months, commencing on August 15, 2017. The lease contains both free rent periods and escalation clauses, which update every twelve months. The lease contains two renewal options each with a period for up to five years.
The Company concluded that it was deemed the owner, for accounting purposes only, of the warehouse facility under build-to-suit lease accounting due to its involvement in the construction activities of the facility. The fair market value of the building was capitalized as a noncash transaction, offset by a corresponding liability on the consolidated balance sheets. Upon completion of construction, the Company retained the fair value of the leased property and the obligation on its consolidated balance sheets as it did not qualify for sales recognition under the sale-leaseback accounting guidance due to continuing involvement in the leased property. Accordingly, the Company accounted for the facility as a financing arrangement. As of December 31, 2021, the Company has capitalized $37.6 million in property and equipment, net and a corresponding current and noncurrent financing obligation of $38.4 million in relation to this arrangement.
On January 15, 2016, the Company entered into a second amendment of its warehouse facility lease in Ontario, California, in order to exercise the option to extend the lease term by five years through October 31, 2021. The Company’s warehouse facility lease contains a further renewal option period for up to five years. In November 2017, the Company entered into an agreement to sublease this facility for a term of three years and nine months beginning February 1, 2018. The Company did not renew this lease or sublease upon its expiration on October 31, 2021.

On July 8, 2015, the Company entered into an office facility lease for its headquarters. The lease term is an eleven-year period commencing on March 1, 2016 and contains both free rent periods and escalation clauses, which update every twelve months. The Company’s headquarters lease contains two renewal options each with a period for up to five years. In May 2017, the Company entered into an agreement to sublease a portion of this facility for a term of five years beginning June 1, 2017. In December 2018, the Company amended the sublease agreement to sublease a larger portion of this facility through July 2022. In September 2021, the Company entered into an amendment to extend the sublease four years and seven months beginning August 1, 2022 through the term of the lease which expires February 28, 2027.

As of December 31, 2021, the future minimum rental payments under noncancelable leases with offsetting sublease revenue are as follows:

(in thousands)	Facility Leases	Subleases	Build-to-Suit Lease	Capital Leases
Years Ending December 31,

2022	$5,231	$(1,936)	$2,639	$280
2023	5,754	(1,994)	2,714	57
2024	5,916	(2,054)	2,788	21
2025	6,082	(2,115)	2,868	—
2026	6,253	(2,179)	2,948	—
Thereafter	1,357	(369)	2,888	—
Future minimum lease payments (income)	$30,593	$(10,647)	$16,845	$358
Less: Amount representing interest				(8)
Present value of future lease payments				$350
Rent expense totaled $5.0 million for the year ended December 31, 2021 and $5.2 million for each of the years ended December 31, 2020 and 2019. Sublease rent income totaled $2.5 million for the year ended December 31, 2021 and $2.7 million for each of the years ended December 31, 2020 and 2019.
In connection with three of the Company’s facilities leases, the Company is required to obtain irrevocable letters of credit in lieu of security deposits. The letters of credit totaled $6.3 million and $7.7 million as of December 31, 2021 and 2020, respectively, and expire within a set number of days after the expirations of the facilities leases. In connection with the Company’s office facility lease, following the fourth year of the lease, the letter of credit balance can be reduced annually by a stated amount in the lease agreement, so long as the Company complies with certain covenants. In connection with the Company’s warehouse lease, the letter of credit balance is reduced annually by a stated amount in the lease agreement, so long as the Company complies with certain covenants.
Purchase Commitments
The Company has unconditional purchase commitments for software service subscriptions, advertising services and certain other services. Future minimum payments under these unconditional purchase commitments are as follows:

(In thousands)
Years Ending December 31,
2022	$1,999
2023	1,080
2024	199
2025	—
2026	—
Thereafter	—
Future minimum payments	$3,278

12.Stock-Based Compensation

Stock Options

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”), which is stockholder-approved, permits the grant of incentive and nonqualified stock options, stock awards, stock units or stock appreciation rights of common stock. Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then monthly thereafter for 36 months, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Certain options and share awards provide for accelerated vesting upon certain events as described in the terms of the option and award agreements. Stock options have a maximum term of ten years. Prior to the IPO, all of the stock options and restricted stock units the Company granted were made pursuant to the 2011 Plan. Following the IPO, the Company grants equity incentive awards under the terms of the 2021 Plan (defined below).

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value (in thousands)

Outstanding at December 31, 2020	18,038,042	$5.23	6.3	$8,635
Granted	—	$—
Exercised	(1,170,803)	$4.89
Forfeited	(426,700)	$5.20
Outstanding at December 31, 2021	16,440,539	$5.26	5.4	$46,589

Exercisable at December 31, 2021	14,959,779	$5.23	5.1	$42,792

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

The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 were $6.0 million, $0.3 million and $0.7 million, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 were $7.9 million, $7.6 million and $8.3 million, respectively.

As of December 31, 2021, there was $3.9 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

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

RSU Awards

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2020	—	—	$—	$—
Granted(1)	118,651	3,032,939	$15.92	$13.64
Vested(2)	(15,090)	(158,745)	$15.41	$14.66
Forfeited	—	(6,888)	$—	$14.66
Unvested RSUs at December 31, 2021	103,561	2,867,306	$16.00	$13.58

(1) Includes 200,000 RSUs granted to an officer of the Company in February 2021 under the 2011 Stock Incentive Plan.
(2) Includes 61,810 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2021 Plan.

As of December 31, 2021, there was $34.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 4.0 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. The first offering period under the 2021 ESPP commenced in May 2021 and the second offering in November 2021. For the year ended December 31, 2021, employees who elected to participate in the ESPP purchased 39,490 shares of common stock under the 2021 ESPP, resulting in cash proceeds to the Company of $0.3 million. The weighted average price at purchase was $7.37 per share. As of December 31, 2021, the Company has 1,135,510 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

	For the Year Ended December 31, 2021
Expected life of options (in years)	0.50
Expected stock price volatility	54.83%	—	76.80%
Risk free interest rate	0.04%	—	0.06%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$3.06	—	$4.86

Stock-based Compensation Expense
Stock-based compensation expense related to RSU awards, ESPP purchases and stock options, as applicable, are as follows:

	For the year ended December 31,
	2021	2020	2019
(In thousands)
Selling, general and administrative	$15,820	$7,558	$8,052
Research and development	1,027	347	328
Total stock-based compensation expense	$16,847	$7,905	$8,380

13.Net Income (Loss) per Share Attributable to Common Stockholders

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the year ended December 31,
(In thousands, except for share and per share values)	2021	2020	2019
Numerator:
Net loss	$(38,679)	$(14,466)	$(31,083)
Add: gain on conversion of preferred stock(1)	28,994	—	—
Less: dividends paid to preferred stockholders(2)	(20,637)	—	—
Net loss attributable to common stockholders - basic and diluted	$(30,322)	$(14,466)	$(31,083)
Add: undistributed earnings reallocated to common stockholders	—	—	—
Net loss attributable to common stockholders - diluted	$(30,322)	$(14,466)	$(31,083)

Denominator:
Weighted average shares of common stock outstanding - basic	71,126,218	34,075,572	33,916,324
Add: effect of conversion of preferred stock	—	—	—
Add: effect of dilutive stock options	—	—	—
Weighted average shares of common stock outstanding - diluted	71,126,218	34,075,572	33,916,324

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.43)	$(0.43)	$(0.92)
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

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the year ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock(1)	—	49,100,928	49,100,928
Stock options to purchase common stock	16,440,539	18,038,042	16,674,470
Unvested restricted stock units	2,970,867	—	—
Employee stock purchase plan	39,157	—	—
Total	19,450,563	67,138,970	65,775,398

(1) Immediately prior to the completion of the IPO, 49,100,928 outstanding shares of redeemable convertible preferred stock with a carrying value of $376.4 million converted into 49,649,023 shares of common stock.

14.     Income Taxes

The components of income tax provision consisted of the following:

	For the year ended December 31,
	2021	2020	2019
(In thousands)
Current
Federal	$—	$—	$—
State	77	89	55
Foreign	—	—	—
	77	89	55
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Income tax provision	$77	$89	$55

The reconciliation of the income tax benefit computed at the U.S. federal statutory rate of 21% to the Company’s income tax provision is as follows:

	For the year ended December 31,
	2021	2020	2019
(In thousands)
Income tax benefit at the federal statutory rate	$(8,106)	$(3,019)	$(6,534)
State income taxes, net of federal benefit	(143)	831	(2,015)
Permanent differences for equity compensation	5,156	2,353	(120)
Nondeductible items	84	82	387
Nondeductible compensation	1,349	—	—
Change in valuation allowance	1,737	(158)	8,337
Income tax provision	$77	$89	$55

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows:

	As of December 31,
(In thousands)	2021	2020
Deferred tax assets
Intangible assets	$122	$141
Accrued expenses	2,602	3,958
Deferred revenue	13	—
Allowances, reserves and other	2,915	2,970
Stock-based compensation	9,592	13,648
Net operating loss and other carryforwards	77,548	69,905
Total deferred tax assets	92,792	90,622
Valuation allowance	(86,659)	(84,934)
Net deferred tax assets	6,133	5,688
Deferred tax liabilities
Deferred revenue	—	(6)
Property and equipment	(544)	(481)
Prepaid expenses	(539)	(224)
State taxes	(5,050)	(4,977)
Total deferred tax liabilities	(6,133)	(5,688)
Net deferred taxes	$—	$—

As of December 31, 2021 and 2020, the Company had federal and state net operating loss carryforwards of $271.0 million and $248.0 million, respectively, and $243.0 million and $220.0 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2032. As of December 31, 2021, the Company had state tax credits of $0.1 million, which began to expire in 2021. Federal NOLs generated after January 1, 2018 would not expire, but would only be available to offset up to 80% of the Company’s future taxable income.

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events which may cause limitation in the amount of the net operating losses and credits that the Company utilizes in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company performed a study to determine whether net operating losses and credit carryover limitations exist under Section 382 as of
December 31, 2020, and determined that a portion of the net operating losses that were generated during 2013 and prior are subject to Section 382 annual limitations. As of December 31, 2021, these limitations did not cause any of the limited net operating losses to be permanently lost.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or includable in taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2021, a full valuation allowance has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The following table summarizes the changes in the valuation allowance:

	For the year ended December 31,
	2021	2020	2019
(In thousands)
Beginning balance	$84,934	$85,083	$77,073
Increase (decrease) to valuation allowance	1,737	(158)	8,337
Decrease due to adoption of ASC 606	—	—	(254)
Other increases (decreases)	(12)	9	(73)
Ending balance	$86,659	$84,934	$85,083

The Company is subject to taxation in the U.S. federal and various state jurisdictions. During the years ended December 31, 2021 and 2020, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the consolidated statement of comprehensive loss. The Company is subject to examination from federal tax authorities for years 2018, 2019, 2020 and 2021. To the extent allowed by law, the federal and state tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating loss or credit carryforward.

15.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.6 million and $0.3 million, respectively, of advertising costs for the year ended December 31, 2021 and 2020, which is reported as marketing expense in the Company’s consolidated statements of comprehensive loss.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the period ended December 31, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our Chief Executive Officer and Chief Financial Officer, believe that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

We maintain a Code of Conduct that is applicable to all employees, officers and directors. Our Code of Conduct is available on our website at investors.honest.com. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, if required by applicable law or the listing standards of The Nasdaq Global Select Market. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference into this Annual Report on Form 10-K the information on or accessible through our website.

Item 11. Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements. See Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K.

Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40378	3.1	5/11/2021
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40378	3.2	5/11/2021
4.1	Form of Common Stock Certificate.	S-1/A	333-255150	4.1	4/26/2021
4.2	Description of Capital Stock.					X
10.1	Amended and Restated Investors’ Rights Agreement, dated as of June 11, 2018.	S-1	333-255150	10.1	4/9/2021
10.2+	2011 Plan and forms of agreements thereunder.	S-1	333-255150	10.2	4/9/2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-255150	10.3	4/20/2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-255150	10.4	4/20/2021
10.5+	Non-Employee Director Compensation Policy.	S-1/A	333-255150	10.5	4/26/2021
10.6+	Form of Indemnity Agreement entered into by and between the Company and each director and executive officer.	S-1/A	333-255150	10.6	4/20/2021
10.7+	Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Nikolaos Vlahos.	S-1/A	333-255150	10.7	4/26/2021
10.8+	Amended and Restated Employment Agreement, dated April 26, 2021, by and between the Company and Jessica Warren.	S-1/A	333-255150	10.8	4/26/2021
10.9+	Amended and Restated Employment Agreement, dated April 25, 2021, by and between the Company and Donald Frey.	S-1/A	333-255150	10.9	4/26/2021
10.10+	Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Janis Hoyt.	S-1/A	333-255150	10.10	4/26/2021
10.11+	Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Kelly Kennedy.	S-1/A	333-255150	10.11	4/26/2021
10.12+	Amended and Restated Employment Agreement, dated April 25, 2021, by and between the Company and Glenn Klages.	S-1/A	333-255150	10.12	4/26/2021
10.13+	Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Jasmin Manner.	S-1/A	333-255150	10.13	4/26/2021

10.14+	Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Sharareh Parvaneh.	S-1/A	333-255150	10.14	4/26/2021
10.15+	Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Rick Rexing.	S-1/A	333-255150	10.15	4/26/2021
10.16+	Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Brendan Sheehey.	S-1/A	333-255150	10.16	4/26/2021
10.17	Office Lease, dated as of July 8, 2015, by and between the Company and CV Latitude 34 LLC.	S-1	333-255150	10.17	4/9/2021
10.18	Warehouse Lease Agreement, dated as of November 16, 2016, by and between the Company and GLP US Management LLC (as successor in interest to PHI Donovan Land, LLC), as amended.	S-1	333-255150	10.18	4/9/2021
10.19†	Logistics Services Agreement, dated as of January 31, 2014, by and between the Company and Geodis Logistics, LLC (f/k/a Ozburn-Hessey Logistics, LLC).	S-1/A	333-255150	10.19	4/20/2021
10.20†	Amendment One to the Logistics Services Agreement, dated as of March 7, 2014, by and between the Company and Geodis Logistics, LLC (f/k/a Ozburn-Hessey Logistics, LLC).	S-1/A	333-255150	10.20	4/20/2021
10.21†	Amendment Two to the Logistics Services Agreement, dated as of October 3, 2014, by and between the Company and Geodis Logistics, LLC (f/k/a Ozburn-Hessey Logistics, LLC).	S-1/A	333-255150	10.21	4/20/2021
10.22†	Amendment Three to the Logistics Services Agreement, dated as of December 4, 2014, by and between the Company and Geodis Logistics, LLC (f/k/a Ozburn-Hessey Logistics, LLC).	S-1/A	333-255150	10.22	4/20/2021
10.23†	Amendment Four to the Logistics Services Agreement, dated as of December 26, 2014, by and between the Company and Geodis Logistics, LLC (f/k/a Ozburn-Hessey Logistics, LLC).	S-1/A	333-255150	10.23	4/20/2021
10.24†	Amendment Five to the Logistics Services Agreement, dated as of March 3, 2016, by and between the Company and Geodis Logistics, LLC (f/k/a Ozburn-Hessey Logistics, LLC).	S-1/A	333-255150	10.24	4/20/2021
10.25†	Amendment Six to the Logistics Services Agreement, dated as of January 3, 2017, by and between the Company and Geodis Logistics, LLC.	S-1/A	333-255150	10.25	4/20/2021
10.26†	Amendment Seven to the Logistics Services Agreement, dated as of May 1, 2017, by and between the Company and Geodis Logistics, LLC.	S-1/A	333-255150	10.26	4/20/2021

10.27†	Amendment Eight to the Logistics Services Agreement, dated as of May 18, 2017, by and between the Company and Geodis Logistics, LLC.	S-1/A	333-255150	10.27	4/20/2021
10.28†	Amendment Nine to the Logistics Services Agreement, dated as of March 28, 2018, by and between the Company and Geodis Logistics, LLC.	S-1/A	333-255150	10.28	4/20/2021
10.29†	Amendment Ten to the Logistics Services Agreement, dated as of November 2, 2018, by and between the Company and Geodis Logistics, LLC.	S-1/A	333-255150	10.29	4/20/2021
10.30†	Amendment Eleven to the Logistics Services Agreement, dated as of July 19, 2018, by and between the Company and Geodis Logistics, LLC.	S-1/A	333-255150	10.30	4/20/2021
10.31	Amendment Twelve to the Logistics Services Agreement, dated as of October 31, 2019, by and between the Company and Geodis Logistics, LLC.	S-1/A	333-255150	10.31	4/20/2021
10.32†	Amendment Thirteen to the Logistics Services Agreement, dated as of November 1, 2019, by and between the Company and Geodis Logistics, LLC.	S-1/A	333-255150	10.32	4/20/2021
10.33	Amendment Fourteen to the Logistics Services Agreement, dated as of November 14, 2019, by and between the Company and Geodis Logistics, LLC.	S-1/A	333-255150	10.33	4/20/2021
10.34†	Amendment Fifteen to the Logistics Services Agreement, dated as of December 18, 2019, by and between the Company and Geodis Logistics, LLC.	S-1/A	333-255150	10.34	4/20/2021
10.35†	Second Amended and Restated Contract Manufacturing Agreement, dated as of January 1, 2019, by and between the Company and Valor Brands LLC, a.k.a. Ontex North America.	S-1/A	333-255150	10.35	4/20/2021
10.36†	Amendment No. 1 to Second Amended and Restated Contract Manufacturing Agreement, dated as of January 1, 2020, by and between the Company and Valor Brands LLC, a.k.a. Ontex North America.	S-1/A	333-255150	10.36	4/20/2021
10.37†	Amendment No. 2 to Second Amended and Restated Contract Manufacturing Agreement, dated as of May 1, 2020, by and between the Company and Valor Brands LLC, a.k.a. Ontex North America.	S-1/A	333-255150	10.37	4/20/2021
10.38	Amendment No. 3 to Second Amended and Restated Contract Manufacturing Agreement, dated as of July 8, 2020, by and between the Company and Valor Brands LLC, a.k.a. Ontex North America.	S-1/A	333-255150	10.38	4/20/2021
10.39	Credit Agreement dated as of April 30, 2021, among the Company, as a Borrower, JPMorgan Chase Bank, N.A., as the Administrative Agent, and the other parties thereto.	10-Q	001-40378	10.15	6/17/2021

10.40	Amendment Sixteen to the Logistics Services Agreement, dated as of July 12, 2021, by and between the Company and Geodis Logistics, LLC.	10-Q	001-40378	10.16	8/13/2021
10.41+	Nominee and Indemnity Agreement, dated September 8, 2021, by and between the Company, Catterton Management Company, L.L.C. and Scott Dahnke.	10-Q	001-40378	10.2	11/10/2021
10.42+	Nominee and Indemnity Agreement, dated September 8, 2021, by and between the Company, Catterton Management Company, L.L.C. and Avik Pramanik.	10-Q	001-40378	10.3	11/10/2021
10.43+	Employment Agreement, dated August 30, 2021, by and between the Company and Peter Gerstberger.	10-Q	001-40378	10.4	11/10/2021
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS 101.SCH 101.CAL	XBRL Instance Document XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+Indicates a management contract or compensatory plan

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
† Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Honest Company, Inc.
Date: March 28, 2022	By:	/s/ Nikolaos Vlahos
Nikolaos Vlahos Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nikolaos Vlahos, Kelly Kennedy and Brendan Sheehey, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nikolaos Vlahos	Chief Executive Officer and Director	March 28, 2022
Nikolaos Vlahos	(Principal Executive Officer)
/s/ Kelly J. Kennedy	Executive Vice President, Chief Financial Officer	March 28, 2022
Kelly J. Kennedy	(Principal Financial and Accounting Officer)
/s/ Jessica Warren	Chief Creative Officer and Director	March 28, 2022
Jessica Warren
/s/ James D. White	Director	March 28, 2022
James D. White
/s/ Katie Bayne	Director	March 28, 2022
Katie Bayne
/s/ Scott Dahnke	Director	March 28, 2022
Scott Dahnke
/s/ Susan Gentile	Director	March 28, 2022
Susan Gentile
/s/ Eric Liaw	Director	March 28, 2022
Eric Liaw
/s/ Jeremy Liew	Director	March 28, 2022
Jeremy Liew
/s/ Avik Pramanik	Director	March 28, 2022
Avik Pramanik