Form 10-Q
period 2022-03-31
Honest Company, Inc.
filed 2022-05-13
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 92,128,101 shares of common stock, $0.0001 par value per share outstanding.

The Honest Company, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part II, Item 1A, “Risk Factors,” if any, and other factors set forth in other parts of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, cost of revenue, operating expenses, gross margin, adjusted EBITDA and other operating results;
•our strategic initiatives and priorities, including the timing, focus and cadence of our marketing, innovation, and distribution strategies;
•our ability to implement our strategy to deliver sustained long-term growth;
•the effect of COVID-19 or other public health crises or macroeconomic factors on our business and the global economy, including shifting consumer demand between our Digital and Retail channels and the impact from supply chain disruptions;
•our continued revenue growth through our omnichannel strategy and ability to capture growth in whitespace opportunities in the Retail channel;
•our ability to effectively manage our growth;
•the costs and success of our marketing efforts, and our ability to grow brand awareness and maintain, protect and enhance our brand;
•our ability to drive household penetration and increase market share in our core product categories;
•our investments in innovation and digital capabilities to fuel growth;
•the market shift towards clean and natural products and the whitespace opportunity it provides for further market penetration and category growth in the clean and natural segments;
•our strategies to address the reduction in demand of certain products in our Household and Wellness product category and the related impact on our business;
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

•our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States, such as the U.S. Food and Drug Administration governmental regulation and state regulation, and in other jurisdictions where we elect to do business;
•economic conditions, including a recession and inflationary pressures and their impact on consumer spending and our profit margin;
•outcome of legal or administrative proceedings; and
•the growth rates of the markets in which we compete.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$44,743	$50,791
Short-term investments	33,381	42,388
Accounts receivable, net	29,943	31,784
Inventories	83,417	75,668
Prepaid expenses and other current assets	10,354	13,165
Total current assets	201,838	213,796
Operating lease right-of-use asset	34,532	—
Property and equipment, net	14,967	52,952
Goodwill	2,230	2,230
Intangible assets, net	423	440
Other assets	2,941	3,179
Total assets	$256,931	$272,597
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$24,019	$28,743
Accrued expenses	27,566	19,003
Deferred revenue	751	731
Total current liabilities	52,336	48,477
Long term liabilities
Lease financing obligation, net of current portion	—	37,527
Operating lease liabilities, net of current portion	35,645	—
Other long-term liabilities	61	7,487
Total liabilities	88,042	93,491
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2022 and December 31, 2021, none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 150,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 91,572,210 and 91,512,140 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	574,435	570,794
Accumulated deficit	(405,437)	(391,656)
Accumulated other comprehensive loss	(118)	(41)
Total stockholders’ equity	168,889	179,106
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$256,931	$272,597

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2022	2021

Revenue	$68,719	$81,032
Cost of revenue	48,092	52,651
Gross profit	20,627	28,381
Operating expenses
Selling, general and administrative	19,611	16,697
Marketing	13,465	14,173
Research and development	2,096	1,646
Total operating expenses	35,172	32,516
Operating loss	(14,545)	(4,135)
Interest and other income (expense), net	(61)	(327)
Loss before provision for income taxes	(14,606)	(4,462)
Income tax provision	20	22
Net loss	$(14,626)	$(4,484)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	91,537,788	34,102,123

Other comprehensive income (loss)
Unrealized loss on short-term investments, net of taxes	(77)	(82)
Comprehensive loss	$(14,703)	$(4,566)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at December 31, 2020	49,100,928	$376,404	34,089,186	$3	$116,055	$(352,977)	$94	$(236,825)
Net loss	—	—	—	—	—	(4,484)	—	(4,484)
Other comprehensive loss	—	—	—	—	—	—	(82)	(82)
Stock options exercised	—	—	38,188	—	33	—	—	33
Stock-based compensation	—	—	—	—	1,838	—	—	1,838
Balances at March 31, 2021	49,100,928	$376,404	34,127,374	$3	$117,926	$(357,461)	$12	$(239,520)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	91,512,140	$9	$570,794	$(391,656)	$(41)	$179,106
Net loss	—	—	—	—	—	(14,626)	—	(14,626)
Other comprehensive loss	—	—	—	—	—	—	(77)	(77)
Stock options exercised	—	—	21,556	—	113	—	—	113
Stock-based compensation	—	—	—	—	3,548	—	—	3,548
Vested restricted stock units	—	—	42,125	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(3,611)	—	(20)	—	—	(20)
ASC 842 transition effect	—	—	—	—	—	845	—	845
Balances at March 31, 2022	—	$—	91,572,210	$9	$574,435	$(405,437)	$(118)	$168,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,626)	$(4,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	720	1,090
Stock-based compensation	3,548	1,838
Other	1,675	57
Changes in assets and liabilities:
Accounts receivable, net	1,841	(4,917)
Inventories	(7,749)	931
Prepaid expenses and other assets	2,969	(967)
Accounts payable, accrued expenses and other long-term liabilities	(1,593)	(5,600)
Deferred revenue	20	88
Operating lease liabilities	(1,507)	—
Net cash used in operating activities	(14,702)	(11,964)
Cash flows from investing activities
Purchases of short-term investments	—	(301)
Proceeds from sales of short-term investments	—	13,638
Proceeds from maturities of short-term investments	8,849	8,523
Purchases of property and equipment	(240)	(74)
Net cash provided by investing activities	8,609	21,786
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(20)	—
Proceeds from exercise of stock options	113	33
Payment of initial public offering costs	—	(1,133)
Payments on finance lease liabilities	(48)	(282)
Net cash provided by (used in) financing activities	45	(1,382)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,048)	8,440
Cash, cash equivalents and restricted cash
Beginning of the period	50,791	37,200
End of the period	$44,743	$45,640

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$44,743	$39,013
Restricted cash, current	—	1,417
Restricted cash, non-current	—	5,210
Total cash, cash equivalents and restricted cash	$44,743	$45,640

Supplemental disclosures of noncash activities
Equipment acquired under capital lease obligations	$—	$40
Deferred IPO costs included in accounts payable and accrued expenses	$—	$2,323
Capital expenditures included in accounts payable and accrued expenses	$91	$13

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2022
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

Upon completion of the IPO, the Company paid $9.5 million in cash bonuses to certain employees including members of management, as well as $0.2 million in related payroll taxes and expenses. Cash bonuses of $9.1 million were recorded in sales, general and administrative expenses and $0.4 million were recorded in research and development expenses in the accompanying condensed consolidated statements of comprehensive loss upon completion of the IPO.

In April 2021, the Company’s board of directors declared a cash dividend of $35.0 million to the holders of record of its common stock and its redeemable convertible preferred stock as of May 3, 2021, which the Company paid on June 29, 2021.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021. The condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP.
The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The Company had a change in accounting policy from those disclosed in the audited consolidated financial statements and related notes for the year ended December 31, 2021 related to the adoption of ASC 842 (defined below). Refer to “Recently Adopted Accounting Pronouncements” below and Note 13 included in these condensed consolidated financial statements for more information on leases.

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
Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates, which are subject to varying degrees of judgment, include the valuation of inventories, sales returns and allowances, allowances for doubtful accounts, valuation of short-term investments, capitalized software, useful lives associated with long-lived assets, valuation allowances with respect to deferred tax assets, accruals and contingencies, recoverability of non-cash marketing credits, recoverability of goodwill and long-lived assets, and the valuation and assumptions underlying stock-based compensation and for the periods prior to the Company’s IPO, the fair value of common stock. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) a pandemic. The full extent to which the outbreak of the COVID-19 pandemic and any COVID-19 variants will impact the Company’s business, results of operations and financial condition is still unknown and will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak of COVID-19 and its variants, their severity, the actions to contain the virus and its variants or treat their impact, and how quickly and to what extent normal economic and operating conditions can resume.
In light of the unknown ultimate duration and severity of COVID-19 and the impact of any COVID-19 variants, the Company faces a greater degree of uncertainty than normal in making certain judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of March 31, 2022 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro trends within our Household and Wellness product category, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers are vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. The Company recorded an inventory write-down of $0.6 million during the three months ended March 31, 2022 and $5.6 million for the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of the decreasing demand. The Company will continue to monitor and evaluate the uncertainty and volatility of these conditions, in particular, the impact on the amount and valuation of the Company’s inventory in the future.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable is presented net of allowances. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides allowances as necessary for doubtful accounts. The allowance for doubtful accounts was $0.1 million and $0.2 million, respectively, as of March 31, 2022 and December 31, 2021.
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
Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No 2016-02, Leases (Topic 842), as subsequently amended, collectively codified under Topic 842. Topic 842 requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike prior guidance which requires only capital leases to be recognized on the balance sheet, the new ASU requires both types of leases to be recognized on the balance sheet. ASU 2016-02 was effective for public business entities for fiscal years beginning after December 15, 2018. In June 2020, FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) – Effective Dates for Certain Entities,

which extended the effective date of this guidance for certain non-public entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted.

The Company adopted this guidance on January 1, 2022 on a modified retrospective basis under ASU 2018-11. As such, prior periods were not respectively adjusted. The Company also elected the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following:

(i) whether any expired or existing contracts contain leases;
(ii) the lease classification for any expired or existing leases; and
(iii) initial direct costs for any existing leases.

The Company made an accounting policy election to not recognize lease assets and lease liabilities for leases in all asset classes with lease terms less than twelve months. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term. The Company also elected to combine lease and non-lease components on its leases into a single lease component.

Upon adoption of this guidance on January 1, 2022, the Company recognized $36.1 million in right-of-use assets (“ROU”) and corresponding lease liabilities of $37.5 million, net of current portion of lease liability of $7.0 million, on its condensed consolidated balance sheet. In addition, the Company recognized a decrease to assets and liabilities of $37.6 million and $38.4 million, respectively, and a decrease to the beginning accumulated deficit of $0.8 million, as a result of the derecognition of its build-to-suit arrangement that was reassessed to be an operating lease under the new guidance. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated statements of comprehensive loss or the condensed consolidated statements of cash flows. Refer to Note 13 included in these condensed consolidated financial statements for more information on leases.

Recently Issued Accounting Pronouncements – Not Yet Adopted

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

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the three months ended March 31,
	2022	2021
(In thousands)
Digital	$34,260	$42,461
Retail	34,459	38,571
Total revenue	$68,719	$81,032

Revenue by product category:	For the three months ended March 31,
	2022	2021
(In thousands)
Diapers and Wipes	$43,289	$49,574
Skin and Personal Care	21,266	26,245
Household and Wellness	4,164	5,213
Total revenue	$68,719	$81,032

Non-Monetary Transactions

During the year ended December 31, 2021 and the three months ended March 31, 2022, the Company entered into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. Related to these agreements, the Company recognized $4.7 million in revenue during the year ended December 31, 2021 and $0.8 million during the three months ended March 31, 2022. The revenue reflected the fair value of the marketing and transportation credits, with the corresponding asset included in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the three months ended March 31, 2022 and 2021, the Company recognized $0.8 million and $3.4 million, respectively, of revenue and $0.5 million and $1.8 million, respectively, of associated cost of revenue based on the timing of delivery of goods. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they become determinable. During the three months ended March 31, 2022, the Company recorded no impairment losses related to these credits and used $0.5 million of credits.

4.     Investments

As of March 31, 2022 and December 31, 2021, all investments in debt securities are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of March 31, 2022 and December 31, 2021, the Company held $29.0 million and $36.4 million, respectively, of investments with contractual maturities of less than one year. As of March 31, 2022 and December 31, 2021, the Company held $4.5 million and $6.0 million, respectively, of investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).
The following table summarizes the Company’s available-for-sale investments:

	As of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$16,035	$—	$(74)	$15,961
Certificates of deposit	10,748	—	(15)	10,733
U.S. government and agency securities	6,716	—	(29)	6,687
Total investments	$33,499	$—	$(118)	$33,381

	As of December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$18,605	$—	$(28)	$18,577
Certificates of deposit	17,099	—	(5)	17,095
U.S. government and agency securities	6,725	—	(9)	6,716
Total investments	$42,429	$—	$(42)	$42,388

Realized gains and losses on investments in debt securities were immaterial for the three months ended March 31, 2022 and 2021.

5.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$33,327	$—	$—	$33,327
Total cash equivalents	33,327	—	—	33,327
Short-term investments
Corporate bonds	—	15,961	—	15,961
Certificates of deposit	—	10,733	—	10,733
U.S. government and agency securities	—	6,687	—	6,687
Total short-term investments	—	33,381	—	33,381
Total	$33,327	$33,381	$—	$66,708

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$29,411	$—	$—	$29,411
Total cash equivalents	29,411	—	—	29,411
Short-term investments
Corporate bonds	—	18,577	—	18,577
Certificates of deposit	—	17,095	—	17,095
U.S. government and agency securities	—	6,716	—	6,716
Total short-term investments	—	42,388	—	42,388
Total	$29,411	$42,388	$—	$71,799

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

6.     Credit Facilities

In April 2021, the Company entered into a first lien credit agreement (“2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2021 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduces the amount available under the 2021 Credit Facility. As of March 31, 2022, there were outstanding standby letters of credit of $6.3 million related to lease obligations with $28.7 million available to be drawn upon. The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. The Company expensed the commitment fee and included it in interest and other expense, net in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2022, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility is, at the Company’s option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period. As of March 31, 2022, there was no outstanding balance under the 2021 Credit Facility.

The 2021 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company is also subject to certain affirmative and negative covenants including the requirement that it maintains a total net leverage ratio of not more than 3.50:1.00 during the periods set forth in the 2021 Credit Facility. Failure to do so, unless waived by the lenders under the 2021 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2021 Credit Facility. As of March 31, 2022, the Company was in compliance with the net leverage ratio covenant.

7.     Accrued Expenses

Accrued expenses consisted of the following as of:

	March 31, 2022	December 31, 2021
(In thousands)
Payroll and payroll related expenses	$2,529	$2,497
Accrued inventory purchases	7,860	8,838
Accrued returns	840	1,455
Accrued rent(1)	7,386	—
Other accrued expenses	8,951	6,213
Total accrued expenses	$27,566	$19,003
____________________

(1) Represents short-term operating lease liabilities upon adoption of ASC 842. Refer to Note 13 included in these condensed consolidated financial statements for more information on leases.

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

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021 the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter was $0.7 million including penalties and interest, for which the Company has paid $0.6 million as of December 31, 2021. During the year ended December 31, 2021, the Company recorded interest expense of $0.1 million in interest and other expense, net on the condensed consolidated statements of comprehensive loss. The Company filed its Notice of Appeal on July 1, 2021 and its opening brief on January 28, 2022. The Department filed its answering brief on March 4, 2022 and the Company filed its reply brief on March 23, 2022. The Nevada Tax Commission heard the appeal on May 2, 2022. The Nevada Tax Commission upheld the Company's appeal and overturned the Department's Deficiency Notice. The Company intends to submit a refund request for the taxes and interest paid, following the Department's June 9, 2021 decision, that were subject to abatement under the December 2016 Abatement Agreement.

On September 23, 2020, the Center for Advanced Public Awareness (“CAPA”) served a 60-Day Notice of Violation on the Company, alleging that the Company violated California’s Health and Safety Code (“Prop 65”) because of the amount of lead in the Company’s Diaper Rash Cream and seeking statutory penalties and product warnings available under Prop 65. On October 22, 2021, CAPA filed a complaint in California Superior Court in the County of San Francisco (the “Court”) for the alleged Prop 65 violations contained in its 60-Day Notice of Violation. The Company filed its answer and notice of related cases against Prestige Consumer Healthcare, Inc., Burt's Bees, Inc., and Hain Celestial Group, Inc. on January 7, 2022 and has stipulated to relate these cases and transfer them to the Court's Complex Division. The Company intends to vigorously defend itself in this matter. The matter’s outcome and materiality are uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in this matter.

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s IPO. A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S.

District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. The federal and state court derivative cases have been stayed pending the outcome of a motion to dismiss in the securities class action. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. The Lead Plaintiff’s opposition to the motion to dismiss was filed on March 28, 2022, and defendants’ replies were filed on April 4, 2022. The Company believes the securities and derivative complaints are without merit and intends to vigorously defend itself against these allegations. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of the loss or make an estimate of the loss or range of loss in these matters.

As of March 31, 2022 and December 31, 2021, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of March 31, 2022 and December 31, 2021, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

9.Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2021	16,440,539	$5.26
Granted	—	$—
Exercised	(21,556)	$5.25
Forfeited	(177,528)	$5.42
Outstanding at March 31, 2022	16,241,455	$5.25

2021 Equity Incentive Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. All equity-based awards granted on or after the effectiveness of the 2021 Plan will be granted under the 2021 Plan. The 2021 Plan provides for grants of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any of its affiliates’ employees and consultants. Initially, the maximum number of shares of the Company’s common stock that may be issued under its 2021 Plan will not exceed 25,025,580 shares of the Company’s common stock. In addition, the number of shares of the Company’s common stock reserved for issuance under its 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on

December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors prior to the date of the increase. The maximum number of shares of the Company’s common stock that may be issued on the exercise of ISOs under its 2021 Plan is 75,100,000 shares.

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Officers and Employees	Non-Employee Directors	Officers and Employees
Unvested RSUs at December 31, 2021	103,561	2,867,306	$16.00	$13.58
Granted	48,271	2,340,921	$8.09	$5.70
Vested(1)	(12,068)	(30,057)	$8.09	$11.66
Forfeited	—	(45,719)	$—	$14.36
Unvested RSUs at March 31, 2022	139,764	5,132,451	$13.95	$9.99
__________________________

(1) Includes 3,611 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2021 Plan.

As of March 31, 2022, there was $44.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.5 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. The first offering period under the 2021 ESPP commenced in May 2021 and the second offering in November 2021. For the three months ended March 31, 2022, no shares were purchased under the 2021 ESPP. As of March 31, 2022, the Company had 2,050,631 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

For the three months ended March 31, 2022
Expected life of options (in years)	0.50
Expected stock price volatility	54.83%
Risk free interest rate	0.04%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$4.86

Stock-based Compensation Expense
Stock-based compensation expense related to RSU awards, ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended March 31,
	2022	2021
(In thousands)
Selling, general and administrative	$3,370	$1,748
Research and development	178	90
Total stock-based compensation expense	$3,548	$1,838

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the three months ended March 31,
(In thousands, except for share and per share values)	2022	2021
Numerator:
Net loss	$(14,626)	$(4,484)
Net loss attributable to common stockholders - basic and diluted	$(14,626)	$(4,484)

Denominator:
Weighted average shares of common stock outstanding - basic	91,537,788	34,102,123
Weighted average shares of common stock outstanding - diluted	91,537,788	34,102,123

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.16)	$(0.13)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended March 31,
	2022	2021
Redeemable convertible preferred stock(1)	—	49,100,928
Stock options to purchase common stock	16,241,455	17,829,264
Unvested restricted stock units	5,272,215	200,000
Employee stock purchase plan	39,157	—
Total	21,552,827	67,130,192
__________________________

(1) Immediately prior to the completion of the IPO, 49,100,928 outstanding shares of redeemable convertible preferred stock with a carrying value of $376.4 million converted into 49,649,023 shares of common stock.

11.     Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against net deferred tax assets, stock-based compensation, state taxes, nondeductible executive compensation and other permanent differences.
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
During the three months ended March 31, 2022 and 2021, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive loss.

12.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.1 million of advertising costs for this related party for the three months ended March 31, 2021, which is reported as marketing expense in the Company’s condensed consolidated statements of comprehensive loss. The Company incurred immaterial advertising costs for this related party for the three months ended March 31, 2022.

13.     Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than 1 year to 6 years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the ROU assets and lease liability. The Company elected the practical expedient to not separate lease and non-lease components, as such non-lease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate. Most of the Company’s leases do not contain an implicit interest rate; therefore, judgement is required in determining a rate that reflects what would be paid to borrow, on a collateralized basis and over a similar term, for the lease obligations. The Company takes into consideration the terms of its 2021 Credit Facility, lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. As of March 31, 2022, the Company’s weighted-average discount rate was 2.29%, while the weighted-average remaining lease term was 5.4 years.

Operating lease ROU assets and lease liabilities are recorded on the date the Company takes possession of the leased assets with expense recognized on a straight-line basis over the lease term. Leases with an estimated total term of 12 months or less are not recorded on the balance sheet and the lease expense is recognized on a straight-line basis over the lease term. Generally, the Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

As a result of the adoption of ASC 842, the following adjustments were made to the opening balances of the Company’s Condensed Consolidated Balance Sheet (in thousands):

	December 31, 2021	Impact due to Adoption of ASC 842	January 1, 2022
Assets
Property and equipment, net(1)	$52,952	$(37,581)	$15,371
Operating lease ROU(2)	—	36,127	36,127
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Accrued expenses(2)	$19,003	$5,113	$24,116
Lease financing obligation, net of current portion(1)	37,527	(37,527)	—
Operating lease liabilities, net of current portion(2)	—	37,531	37,531
Other long-term liabilities(3)	7,487	(7,415)	72
Accumulated equity (deficit)(4)	(391,656)	845	(390,811)
___________________

(1)     Represents the derecognition of non-Company owned property that was capitalized under previously existing built-to-suit accounting policies.
(2)     Represents the recognition of operating lease ROU assets and corresponding current and non-current lease liabilities.
(3)    Represents reclassification of deferred rent to operating lease ROU assets upon adoption of ASC 842.
(4)    Represents a decrease to the beginning fiscal 2022 accumulated deficit related to the adoption of ASC 842.

The components of lease expense for the three months ended March 31, 2022 were as follows (in thousands):

Finance lease expense:
Amortization	$92
Interest on lease liabilities	1
Operating lease expense(1):
Operating lease expense(2)	1,783
Sublease income	(501)
Total lease expense, net	$1,375
______________________

(1)     Interest expense on the Company' build-to-suit lease was previously included in interest and other income (expense), net on the Condensed Consolidated Statements of Comprehensive Loss and with the adoption of ASC 842 it is now included in cost of revenue, along with the operating lease expense, on the Condensed Consolidated Statements of Comprehensive Loss.
(2)     Represents amortization of ROU assets.

Based on the nature of the ROU assets, amortization of finance leases and amortization of operating ROU assets, operating lease expense and other lease expense are recorded within either cost of revenue or selling, general and administrative expenses and interest on finance lease liabilities is recorded within interest and other income (expense) on the Condensed Consolidated Statements of Comprehensive Income.

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets (in thousands):

Assets	Financial Statement Line Item	March 31, 2022

Finance lease assets	Property and equipment, net	$241
Operating lease assets	Operating lease right-of-use asset	34,532
Total lease assets		$34,773
Liabilities
Current
Finance lease liabilities	Accrued expenses	$271
Operating lease liabilities	Accrued expenses	7,386
Non-current
Finance lease liabilities	Other long-term liabilities	$61
Operating lease liabilities	Operating lease liabilities, net of current portion	35,645
Total lease liabilities		$43,363

Supplemental information related to the Company’s leases for the three months ended March 31, 2022 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	1.0
Operating leases	5.4
Weighted-average discount rate
Finance leases	3.89%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$2
Operating cash flows used in operating leases	$1,507
Finance cash flows used in finance leases	$48

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the three months ended March 31, 2022 for either finance or operating leases.

Future minimum lease payments required under operating and finance leases as of March 31, 2022, were as follows (in thousands):

	Operating Leases	Finance Leases
Remaining 2022	$6,197	$262
2023	8,468	57
2024	8,704	21
2025	8,950	—
2026	9,201	—
2027	4,245	—
Thereafter	—	—
Future minimum lease payments	$45,765	$340
Less: Amount representing interest	(2,734)	(8)
Present value of future lease payments	$43,031	$332

As of December 31, 2021, the future minimum rental payments under noncancelable leases with offsetting sublease revenue are as follows:

(in thousands)	Facility Leases	Subleases	Build-to-Suit Lease	Capital Leases
Years Ending December 31,

2022	$5,231	$(1,936)	$2,639	$280
2023	5,754	(1,994)	2,714	57
2024	5,916	(2,054)	2,788	21
2025	6,082	(2,115)	2,868	—
2026	6,253	(2,179)	2,948	—
Thereafter	1,357	(369)	2,888	—
Future minimum lease payments (income)	$30,593	$(10,647)	$16,845	$358
Less: Amount representing interest				(8)
Present value of future lease payments				$350
14.     Subsequent Events

On April 20, 2022, the Company signed a distribution agreement with SuperOrdinary to have its products marketed and sold in Greater China, including Hong Kong, Taiwan and Macau. The term of the initial agreement is three years with an option to extend for an additional two years if certain targets are met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 28, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three product categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 63%, 31%, and 6%, respectively, of our revenue for the three months ended March 31, 2022, compared to 62%, 32%, and 6%, respectively, of our revenue for the three months ended March 31, 2021. We refer to Diapers and Wipes and Skin and Personal Care as our “core” product categories. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.
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

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our retail accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Costco, Target and Amazon in 2013, 2014 and 2017, respectively. For the three months ended March 31, 2022, we generated 50% and 50% of our revenue from our Digital and Retail channels, respectively, compared to 52% and 48%, respectively, for the three months ended March 31, 2021. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise the rest of our Digital channel, and our Retail channel, which includes leading retailers and their websites. As of March 31, 2022, our products can be found in approximately 43,000 retail locations across the United States, Canada and Europe. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe is not easily replicated by our competitors.

Initial Public Offering

On May 7, 2021, we completed our initial public offering ("IPO") of 25,807,000 shares of our common stock at a stock price of $16.00 per share, resulting in aggregate net proceeds to us of approximately $91.0 million, after deducting the underwriting discount and commissions of $6.7 million and offering expenses of $5.5 million. We sold 6,451,613 shares and certain existing stockholders sold an aggregate of 19,355,387 shares. We granted the underwriters an option for a period of 30 days to purchase up to an additional 3,871,050 shares of common stock from the selling stockholders at $16.00 per share less the underwriting discounts and commissions. In May 2021, the underwriters fully exercised the option to purchase these additional shares from the selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders.

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

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean lifestyle consumer. Honest is still unknown to many consumers, with unaided brand awareness of 29% among diaper buyers according to our consumer research conducted in January 2022. In order to increase share of wallet of existing conscious consumers and to attract new consumers, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend, among other things, on our ability to successfully produce products that are free of defects and communicate the value of those products as clean, sustainable and effective, the efficacy of our marketing efforts and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. Given higher costs of digital marketing we have and expect to continue to shift the focus of our marketing spend towards supporting retail marketing programs and to make changes in our domestic and global marketing initiatives to increase brand awareness. We believe our brand strength will enable us to continue to expand across categories and channels, allowing us to deepen relationships with consumers and expand our access to global markets. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients and continue to innovate in the clean conscious lifestyle space. Based in Los Angeles, California, our research and development team, including chemists and an in-house toxicologist, develops innovative clean products based on the latest green technology. At Honest, product innovation never stops. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to continue to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and natural product categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

We use connectivity to our community of consumers to provide lifestyle insights that power innovation across categories. We use innovation to support our growth objectives across our portfolio, as highlighted in the three core pillars of our Innovation Framework: that we bring product innovation that 1) feeds and nurtures our core values, 2) expands within our existing product categories, and 3) grows into new potential product categories adjacent to existing categories that fit with our value proposition to the consumer.

We continue to innovate in each of our product categories in areas such as breakthrough new product formulations, innovative packaging, costovation (defined below) and marketing strategy, with a focus on driving “big bets” across potential product adjacencies where we have: 1) permission to play with consumers, 2) relevant domain expertise, and 3) the opportunity to expand across a broader consumer demographic within an existing Honest home. We are also focused on building a portfolio of products in complementary categories through our Innovation Strategy and the momentum created by our Digital Strategy. We are building an Honest community with the goal of creating a more holistic clean, conscious home for consumers and customers alike. We strive for continuous improvement in our existing products’ safety, sustainability, efficacy and design profile while achieving better performance often at lower cost, which we refer to as costovation.

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

Continued Execution of Omnichannel Strategy

The continued execution of our omnichannel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to drive increased consumer traffic to our flagship digital platform, Honest.com, as it is a valuable tool for creating direct connections with our consumers, influencing brand experience and understanding consumer preference and behavior. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. We will continue to pursue partnerships with a wide variety of retailers, including online retailers, big-box retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period.

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

Our paid advertising includes search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Paid advertising costs significantly increased industry-wide in 2021, which negatively impacted our ability to cost-effectively drive traffic to Honest.com and contributed to the decline in Digital revenue in 2021 and for the quarter ended March 31, 2022. We expect these elevated costs in paid advertising to continue to impact marketing efficiencies, costs and revenue in our Digital channel in 2022.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in a conscious lifestyle has contributed to higher demand for our products. Further, the rise in digital shopping has complemented our flagship digital platform, Honest.com, our presence with third-party ecommerce players and our Retail partners’ websites. During the three months ended March 31, 2022, we continue to see the shift from Digital to Retail as more consumers chose to return to in-store shopping. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, have resulted and could in the future result in fluctuations in our operating results.

The COVID-19 pandemic caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

Business Operations

As a result of the COVID-19 pandemic, our headquarters was temporarily closed but has since reopened in a hybrid capacity. During the pandemic we implemented travel restrictions and social distancing measures, including replacing many in-person meetings with virtual interactions, as well as other precautions for the safety of our employees, many of which we have continued into 2022. These actions represented a significant change in how we operate our business, but we believe that we successfully navigated this transition. We will continue to take actions as may be required or recommended by government or health authorities or as we determine are in the best interests of our employees and business partners in light of the pandemic.

The operations of our retail partners, manufacturers and suppliers have also been impacted by the COVID-19 pandemic. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may negatively impact collections of accounts receivable and reduce expected spending from new consumers, all of which could adversely affect our business, financial condition, results of operations and prospects in the future. Prolonged unfavorable economic conditions, including as a result of COVID-19 or similar outbreaks, and any resulting recession or slowed economic growth, may have an adverse effect on our sales and profitability.

Supply Chain Disruptions

We have experienced some impacts on our inventory availability and delivery capacity since the COVID-19 outbreak, which to date has not significantly impacted our ability to service our consumers and retail and third-party ecommerce customers; however, the out-of-stock inventory due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories. In the fourth quarter of 2021, we experienced lower than expected inventory receipts due largely to global supply chain delays, including a delay in receiving shipments from overseas. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, new distribution and longer lead times. As a result of the COVID-19 pandemic and other macroeconomic trends, we and our distribution partners have experienced some disruptions to the operations of our fulfillment centers, including a nationwide truck driver shortage. For example, during the fourth quarter of 2021, some employees at our warehouse facilities were ill with COVID-19 and/or following quarantine protocols, which coupled with the nationwide truck driver shortage, negatively impacted our and our distribution partner’s ability to fulfill orders in a timely manner and had a negative impact on our results of operations. In addition, an international freight forwarder partner experienced a cyber attack during the three months ended March 31, 2022 resulting in a delay in the shipment and launch of our Beauty Restage products in Europe.

We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our consumers and retail and third-party ecommerce customers. We have experienced and anticipate continued increases in commodity prices, labor costs, input costs and transportation costs in 2022. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories that those hurdles had been met. As a result, we negotiated and agreed to higher purchase prices which has negatively impacted our cost of goods during the three months ended March 31, 2022 and will continue to have a negative impact on our results of operations through the rest of 2022. We implemented price increases that take effect in 2022 and have pursued productivity initiatives to offset these price increases, but continue to experience significant input cost levels that has and could continue to hamper our ability to drive margin expansion.

The demand for sustainable packaging and ingredients is outpacing the supply of these raw materials. For example, there is a supplier shortage of various raw materials used in manufacturing and distributing our products, including tree-free paper, post-consumer recycled plastic resin, post-consumer recycled cardboard shipping cartons for our Honest.com shipments and palm kernel oil.

Consumer Preferences

We believe that during 2020, COVID-19 drove a demand shift towards our Digital channel as consumers shifted to online shopping amid the pandemic. Given our digitally-native brand and strong digital penetration, we believe we benefited from this trend. Additionally, in 2020 we benefited from increasing consumer and customer demand for sanitization and disinfecting products, which drove revenue growth in our Household and Wellness product category. In 2021, we saw a significant decline in consumer demand for sanitization and disinfecting products as consumers returned to pre-COVID routines. In addition, retailers continue to manage heavy inventories of these products in stores and warehouse facilities.

Toward the end of 2021, we began to see increased consumer willingness to return to in-store shopping as the economy reopened and more of the population became vaccinated, driving revenue growth within our Retail channel, specifically within our Diapers and Wipes and Skin and Personal Care product categories in 2021. During the three months ended March 31, 2022, the mix of revenue across channels became more balanced between Retail and Digital.

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. For example, given the significant decline in consumer demand for sanitizing and disinfecting products, we recorded an inventory write-down of $5.6 million during the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing and projected demand. Management is implementing various strategies to address this reduction in demand and the related impact on gross margin, including higher markdowns and promotions to clear through inventory, liquidation efforts, investing in new product ideas and developing new creative advertising. There is no guarantee that customer demand will increase in our favor or that we will be able to successfully implement these strategies. Depending on future consumer behavior in relation to changes in the COVID-19 pandemic and related aging of inventory, among other factors, we may incur additional inventory write-downs and customer returns.
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

In 2019 we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we license certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. Butterblu operates and maintains our baby apparel offerings independently through the honestbabyclothing.com website. Our baby apparel offerings and our license agreement with Butterblu are not currently material to our business. For the three months ended March 31, 2022 and 2021, we collected $0.4 million and $0.2 million, respectively, in royalty revenue related to our license agreement.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Selling, general and administrative expenses also include technology expenses, professional fees, facility costs, including insurance, utilities and rent relating to our headquarters, third-party product development and marketing costs, depreciation and amortization and overhead costs. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business and organizational capabilities. Since our IPO, we have also incurred additional costs for employees and third-party professional fees related to operating as a public company and costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services.
Marketing

Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production and other public relations and promotional initiatives. Given higher costs in digital marketing, we expect to shift the focus of our marketing spend towards supporting retail marketing programs and top of funnel marketing activities. We will continue to invest in marketing initiatives in our core product categories and hero products with key retailers, as well as expand brand awareness, introduce new product innovation across multiple product categories and implement new marketing strategies in the United States and abroad. As we expand our distribution in existing international markets and launch new products, we expect to make marketing investments to build brand awareness, drive trial and set foundation for future revenue growth in global markets.
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
Interest and Other Income (Expense), Net
Interest income consists primarily of interest income earned on our short-term investments and our cash and cash equivalents balances. Prior to the adoption of Financial Accounting Standards Board Accounting Standard Update No 2016-02, Leases (Topic 842), interest expense consisted primarily of the portion of rent payments recognized as imputed interest expense under build-to-suit accounting associated with our leasing arrangements.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended March 31,
	2022	2021
(In thousands)
Revenue	$68,719	$81,032
Cost of revenue	48,092	52,651
Gross profit	20,627	28,381
Operating expenses
Selling, general and administrative(1)	19,611	16,697
Marketing	13,465	14,173
Research and development(1)	2,096	1,646
Total operating expenses	35,172	32,516
Operating loss	(14,545)	(4,135)
Interest and other income (expense), net	(61)	(327)
Loss before provision for income taxes	(14,606)	(4,462)
Income tax provision	20	22
Net loss	$(14,626)	$(4,484)

__________________________

(1)    Includes stock-based compensation expense as follows:

	For the three months ended March 31,
	2022	2021
(In thousands)
Selling, general and administrative	$3,370	$1,748
Research and development	178	90
Total	$3,548	$1,838
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue*:

	For the three months ended March 31,
	2022	2021
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	70.0	65.0
Gross profit	30.0	35.0
Operating expenses
Selling, general and administrative	28.5	20.6
Marketing	19.6	17.5
Research and development	3.1	2.0
Total operating expenses	51.2	40.1
Operating loss	(21.2)	(5.1)
Interest and other income (expense), net	(0.1)	(0.4)
Loss before provision for income taxes	(21.3)	(5.5)
Income tax provision	—	—
Net loss	(21.3)%	(5.5)%

* Amounts may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	For the three months ended March 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$43,289	$49,574	$(6,285)	(12.7)%
Skin and Personal Care	21,266	26,245	(4,979)	(19.0)
Household and Wellness	4,164	5,213	(1,049)	(20.1)
Total Revenue	$68,719	$81,032	$(12,313)	(15.2)%

	For the three months ended March 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$34,260	$42,461	$(8,201)	(19.3)%
Retail	34,459	38,571	(4,112)	(10.7)
Total Revenue	$68,719	$81,032	$(12,313)	(15.2)%

Revenue was $68.7 million for the three months ended March 31, 2022, as compared to $81.0 million for the three months ended March 31, 2021. The decrease of $12.3 million, or 15.2%, was driven by a $6.3 million, $5.0 million and $1.0 million revenue decline in Diapers and Wipes, Skin and Personal Care and Household and Wellness products, respectively. The revenue decrease in Diapers and Wipes was primarily driven by a $4.9 million decrease in diaper revenue and $1.4 million decrease in wipes revenue due to lower traffic and revenue in our Digital channel partially as the price of digital marketing escalated and impacted our ability to cost-effectively drive traffic to our digital platforms. Our wipes revenue was also impacted by supply chain constraints and out-of-stock inventory related to port closures and delays. The revenue decrease in Skin and Personal Care was primarily driven by $3.4 million in liquidation sales in advance of our Beauty Restage to clear out legacy inventory during the three months ended March 31, 2021 that did not occur during the three months ended March 31, 2022. Skin and Personal Care was also impacted by a $1.1 million decrease in beauty product sales in our Digital channel due to lower digital traffic, increased marketing costs due to the higher price of digital marketing and certain product out-of-stocks driven by supply chain constraints. The Household and Wellness revenue decrease was primarily driven by a decrease in overall consumer demand for sanitization and disinfecting products.

The reduction in revenue in our Retail channel for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to $3.4 million in liquidation sales in advance of our Beauty Restage to clear out legacy inventory, as well as a decrease of $1.4 million in revenue from a sanitizing and disinfecting rotational program with a key retail partner during the three months ended March 31, 2021 that did not occur during the three months ended March 31, 2022, partially offset by an increase of $1.1 million in revenue with a key retailer driven by strong in-store traffic and expanded store and SKU count. The reduction in revenue in our Digital channel for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to consumers returning to in-store shopping and higher digital marketing costs which impacted the ability to cost-effectively drive traffic to Honest.com and digital partners.

Cost of Revenue and Gross Profit

	For the three months ended March 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
Cost of revenue	$48,092	$52,651	$(4,559)	(8.7)%
Gross profit	$20,627	$28,381	$(7,754)	(27.3)%

Cost of revenue was $48.1 million for the three months ended March 31, 2022, as compared to $52.7 million for the three months ended March 31, 2021. The decrease of $4.6 million, or 8.7%, was primarily due to lower sales revenue, resulting in fixed cost deleverage; higher input, transportation, freight and warehouse labor costs; and higher trade promotions as compared to the first quarter of 2021. Cost of revenue as a percentage of revenue increased by 501 basis points primarily due to higher input costs, especially in transportation, freight and warehouse labor costs, along with higher trade promotions as compared to the three months ended March 31, 2021.

Gross profit was $20.6 million for the three months ended March 31, 2022, as compared to $28.4 million for the three months ended March 31, 2021. The decrease of $7.8 million, or 27.3%, was primarily due to the decrease in revenue in our three product categories, fixed cost deleverage and higher input costs, partially offset by pricing increases that went into effect in 2022, favorable product mix and cost savings.

Operating Expenses
Selling, General and Administrative Expenses

	For the three months ended March 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$19,611	$16,697	$2,914	17.5%

Selling, general and administrative expenses were $19.6 million for the three months ended March 31, 2022 as compared to $16.7 million for the three months ended March 31, 2021. The increase of $2.9 million, or 17.5%, was primarily due to an increase of $1.6 million in stock-based compensation expense and $0.9 million increase in costs related to insurance for operating as a public company.

Marketing Expenses

	For the three months ended March 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
Marketing	$13,465	$14,173	$(708)	(5.0)%

Marketing expenses were $13.5 million for the three months ended March 31, 2022, as compared to $14.2 million for the three months ended March 31, 2021. The decrease of $0.7 million, or 5.0%, was primarily due to a higher level of spend in the three months ended March 31, 2021 to support the launch of our Clean Conscious Diapers, and reflected a shift to trade promotions in support of retail distribution and merchandising.

Research and Development Expenses

	For the three months ended March 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
Research and development	$2,096	$1,646	$450	27.3%

Research and development expenses were $2.1 million for the three months ended March 31, 2022, as compared to $1.6 million for the three months ended March 31, 2021. The increase of $0.5 million, or 27.3%, was primarily related to our 2022 strategic product plan.

Interest and Other Income (Expense), Net

	For the three months ended March 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
Interest and other income (expense), net	$(61)	$(327)	$266	-81.3%

Interest and other income (expense), net was net expense of $0.1 million for the three months ended March 31, 2022, as compared to net expense of $0.3 million for the three months ended March 31, 2021. The decrease of $0.3 million, or 81.3%, was primarily due to a decrease in interest expense related to the derecognition of our built-to-suit lease. Under the new lease accounting related to the adoption of ASC 842, all lease expense related to the built-to-suite lease is now included in the cost of revenue.
Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. Prior to our IPO, our available liquidity and operations were financed primarily through the sale of redeemable convertible preferred stock, equity securities and to a lesser extent, debt financing. Upon the closing of our IPO, we received net proceeds of approximately $91.1 million, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of $5.4 million. As of March 31, 2022, we had $44.7 million of cash and cash equivalents and $33.4 million of short-term investments. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our short-term and long-term working capital and capital expenditure needs. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

As of March 31, 2022, there were outstanding standby letters of credit of $6.3 million related to lease obligations with $28.7 million available to be drawn upon. The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. We expensed the commitment fee and included it in interest and other expense, net in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2022, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility is, at our option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period.

The 2021 Credit Facility will terminate and borrowings thereunder, if any, will be due on April 30, 2026. As of March 31, 2022, there was no outstanding balance under the 2021 Credit Facility. We are required to follow certain covenants. As of March 31, 2022, we are in compliance with the net leverage ratio covenant.

Refer to Note 6 included in these condensed consolidated financial statements for more information on the 2021 Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
(In thousands)	2022	2021
Net cash used in operating activities	$(14,702)	$(11,964)
Net cash provided by investing activities	$8,609	$21,786
Net cash provided by (used in) financing activities	$45	$(1,382)
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
Net cash used in operating activities of $14.7 million for the three months ended March 31, 2022 was primarily due to net loss of $14.6 million, non-cash adjustments of $5.9 million and a net decrease in cash related to changes in operating assets and liabilities of $6.0 million. Non-cash adjustments primarily consisted of stock-based compensation of $3.5 million, amortization of operating ROU assets of $1.6 million and depreciation and amortization of $0.7 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $7.7 million increase in inventory due to timing of inventory purchases, a $1.6 million use of cash due to the timing of payments associated with our accounts payable and a $1.5 million use of cash due to operating leasing obligations, offset by a $3.0 million decrease in prepaid expenses and other assets due to timing of payments and a $1.8 million decrease in accounts receivable due to lower revenue in the three months ended March 31, 2022.

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

Net cash used in investing activities of $8.6 million for the three months ended March 31, 2022 was primarily due to maturities of short-term investments of $8.8 million.

Net cash provided by investing activities of $21.8 million for the three months ended March 31, 2021 was due to proceeds from the sales and maturities of short-term investments of $13.6 million and $8.5 million, respectively, net of purchases of short-term investments of $0.3 million and purchases of property and equipment of $0.1 million.

Financing Activities

Our financing activities primarily consisted of proceeds from sales of securities, payment of offering costs, proceeds from stock option award exercises and principal payments of financing lease obligations.

Net cash provided by financing activities of $45 thousand for the three months ended March 31, 2022 primarily consisted of proceeds from stock option exercises, partially offset by principal payments of financing lease obligations and taxes paid related to net share settlement of equity awards.

Net cash used in financing activities of $1.4 million for the three months ended March 31, 2021 primarily consisted of payments of deferred offering costs in connection with our IPO of $1.1 million and principal payments of financing lease obligations of $0.3 million.
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

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) the IPO bonuses in the second quarter of 2021, including associated payroll taxes and expenses, and third-party costs associated with our IPO in 2021; and (6) in certain periods, litigation and settlement fees associated with certain non-ordinary course litigation.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended March 31,
(In thousands)	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(14,626)	$(4,484)
Interest and other (income) expense, net	61	327
Income tax provision	20	22
Depreciation and amortization	720	1,090
Stock-based compensation	3,548	1,838
Related IPO and other transaction-related expenses(1)	—	1,075
Payroll tax expense related to stock-based compensation	13	—
Adjusted EBITDA	$(10,264)	$(132)
__________________

(1)    Includes IPO-related costs, including transaction-related third-party expenses, which are generally incremental costs incurred associated with the preparation of the IPO.
Material Cash Requirements

As of March 31, 2022, there were no material changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three months ended March 31, 2022, there were no material changes to our critical accounting estimates from those discussed in our Annual Report. Refer to Note 2 and 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the adoption of ASC 842 and related policy changes.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk
We had cash and cash equivalents of $44.7 million as of March 31, 2022, which consisted of bank accounts, money market funds, certificates of deposit and corporate bonds. We had short-term investments of $33.4 million as of March 31, 2022, which consisted of commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

We are also subject to interest rate risk in connection with our 2021 Credit Facility. See the section titled “—Liquidity and Capital Resources—2021 Credit Facility” above. Based on the average interest rate on the instruments under the 2021 Credit Facility during the three months ended March 31, 2022, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the three months ended March 31, 2022.

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

Inflation Risk

We have experienced and expect to continue to experience an increase in commodity prices, labor costs, input costs and transportation costs. In response to these rising prices, we raised prices across a significant portion of our product offerings to consumers and customers in 2022. These price increases could impact the demand for our products. If we are unable to offset these changing costs through further price increases or cost reductions, our inability or failure to do so could harm our business, results of operations and financial condition.

Finished Goods Inventory Pricing Risk

The raw materials used for our products include sustainably harvested fluff pulp, plant-based substrate in our baby wipes, and other biobased materials. Some of our supplier contracts allow for finished goods price changes based on significant fluctuations in the price of raw materials that may create price risk on our finished goods inventory. A hypothetical 10% increase or decrease in the weighted-average cost of finished goods inventory as of March 31, 2022 would have resulted in an increase or decrease to cost of revenue for the three months ended March 31, 2022 of approximately $6.4 million. We seek to mitigate the impact of raw materials cost increases passed onto us by negotiating pricing agreements with our suppliers and working together with suppliers on productivity initiatives. We strive to offset the impact of finished goods cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2)

accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the period ended March 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.
RISK FACTOR SUMMARY

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report and in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Some of the more significant risks we face include the following:

•    We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future.
•    Our growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.
•    Our quarterly operating results may fluctuate, which could cause our stock price to decline.
•    Consolidation of retail partners, the loss of a significant retail or third-party ecommerce partner or a significant change in such partners's historical purchasing patterns could negatively impact our sales and ability to achieve or maintain profitability.
•    We may not be able to compete successfully in our highly competitive market.
•    If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.
•    We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our efforts may or may not be successful.
•    Increasing scrutiny and evolving expectations from stakeholders with respect to our environmental, social and governance (ESG) practices, performance and disclosures.
•    Our brand and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.
•    Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our founder and Chief Creative Officer, Jessica Warren and our Chief Executive Officer, Nick Vlahos.
•    A disruption in our operations could have an adverse effect on our business.
•    The COVID-19 pandemic has had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.
•    Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing and logistics, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.
•    We rely on third-party suppliers, manufacturers, retail and ecommerce partners and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
•    Health and safety incidents or advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
•    International trade disputes and the U.S. government’s trade policy could adversely affect our business.
•    Our business may be adversely affected if we are unable to provide our consumers with a technology platform that is able to respond and adapt to rapid changes in technology.

RISK FACTORS

Other than the risk factors set forth below, there have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report.

The COVID-19 pandemic and overall macro economic trends have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely or on a hybrid remote schedule, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which has adversely affect our supply chain as well as the demand for our products. For example, the out-of-stock inventory due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories. While at this time we are working to manage potential disruptions to our supply chain, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and prospects.
The impact of the COVID-19 pandemic on any of our suppliers, manufacturers, retail or ecommerce partners or transportation or logistics providers has and may continue to negatively affect the price and availability of our materials and impact our supply chain. For example, there is a supplier shortage of various raw materials used in manufacturing and distributing our products, including tree-free paper, post-consumer recycled plastic resin, post-consumer recycled cardboard shipping cartons for our Honest.com shipments and palm kernel oil. If the disruptions caused by the COVID-19 pandemic continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. For example, government restrictions have limited and may in the future limit the personnel available to receive or ship products at our distribution centers. In addition, the conditions caused by the COVID-19 pandemic may negatively impact collections of accounts receivable and cause some of our retail partners to go out of business, all of which could adversely affect our business, financial condition, results of operations and prospects.
Further, the COVID-19 pandemic may impact customer and consumer demand. Our Digital channel has been negatively impacted in recent periods as consumers return to in-store shopping and our Retail channel may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. Further, to the extent our third-party ecommerce or retail customers’ operations are negatively impacted, our consumers may reduce demand for or spending on our products, or consumers or ecommerce or retail partners may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations. For example, based on macro Household and Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. We recorded an inventory write-off of $0.6 million during the three months ended March 31, 2022 and $5.6 million for the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing demand. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the COVID-19 pandemic and the impact of any new variants of COVID-19, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the pandemic could have an adverse effect on our business, financial condition, results of operations and prospects, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. For example, as disinfecting and sanitization products have faced supply chain challenges, decelerating market demand and aging and slower turning inventory, we have received some product quality complaints from customers and consumers that have resulted and may in the future result in additional refunds, returns, write-offs and remediation costs. Remediation costs would be significant, including the cost to rework a product to be in sellable condition or the cost to destroy a product that cannot be remediated, and while immaterial as of March 31, 2022 could have an adverse effect on our business, financial condition and results of operations. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our third-party manufacturers before firm orders are placed by our consumers or our retail and third-party ecommerce partners. If we fail to accurately forecast consumer and customer demand, we may experience excess inventory levels or a shortage of products to deliver to our consumers and customers. Factors that could affect our ability to accurately forecast demand for our products include: an unanticipated increase or decrease in demand for our products; our failure to accurately forecast acceptance for our new products; product introductions by competitors; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; the impact on demand due to unseasonable weather conditions; weakening of economic conditions or consumer or customer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, which could adversely affect consumer or customer confidence and spending or interrupt production and distribution of product and raw materials. For example, we periodically participate in non-recurring retail rotational programs, key retailer-specific programs or other customer test programs, which might not be successful or continue long-term, which could make forecasting demand for products in these programs challenging.
Inventory levels in excess of consumer or customer demand have resulted and may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our business. For example, based on macro Household and Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. We recorded an inventory write-off of $0.6 million during the three months ended March 31, 2022 and $5.6 million for the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing demand. In addition, if we underestimate the demand for our products, our third-party manufacturers may not be able to produce products to meet our consumer or customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. For example, the out-of-stock inventory due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories.
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

In order to remain competitive and expand and keep market share for our products across our various channels, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could impact our operating results. Additionally, we may choose to change one of our marketing or advertising partners, which may prove to be unsuccessful. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and we are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which may negatively affect the placement of our links. Moreover, social media platforms and other digital advertising platforms have increased the costs of digital advertising which has made such marketing less cost effective and reduced the number of visits to our website and social media channels. In addition, social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations and prospects could be adversely affected.
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
In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia and Belarus. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies and supply chains, any or all of which could adversely affect our business, financial condition, results of operations and prospects. For example, although we don't rely directly on Russia for oil supplies, the suppliers we do source oil from could pass on price increases to us, as a result of the overall increase in oil prices. In addition, Russia's invasion of Ukraine has impacted the availability of sunflower seed oil and its derivatives, which are used in a number of our Skin and Personal Care products, and has resulted in heightened demand for replacement ingredients, such as palm kernel oil, which have availability constraints or are subject to trade restrictions. While we believe we have supply assurances or alternate sources of supply for both sunflower seed oil, its derivatives and palm kernel oil, additional market availability constraints of these raw materials could have an adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, we have warehouse fulfillment centers located in Las Vegas, Nevada, Fontana, California, Breinigsville, Pennsylvania and the Netherlands, all of which are managed by a single distribution partner, GEODIS Logistics LLC, or GEODIS. We have an agreement with GEODIS pursuant to which GEODIS provides warehousing, distribution and fulfillment services to us. Our agreement with GEODIS may be terminated for any reason by us or by GEODIS on delivery of prior written notice, and is renewable on an annual basis. If the agreement with GEODIS is terminated, is not renewed or if one fulfillment center is consolidated into another warehouse fulfillment center or if GEODIS becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure warehousing, distribution and fulfillment services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services and our business, financial condition, results of operations and prospects could be adversely affected. For example, we are negotiating the renewal of our agreement with GEODIS for services at our Las Vegas fulfillment center. If we are not successful negotiating that renewal, our business, financial condition, results of operations and prospects could be adversely affected.

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

10.1+	Employment Agreement, dated April 22, 2022, by and between the Company and Steve Winchell.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+Indicates a management contract or compensatory plan
* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Honest Company, Inc.
Date: May 13, 2022	By:	/s/ Nikolaos Vlahos
Nikolaos Vlahos Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 13, 2022	By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)