Form 10-Q
period 2022-06-30
Honest Company, Inc.
filed 2022-08-12
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of August 10, 2022, the registrant had 92,416,444 shares of common stock, $0.0001 par value per share outstanding.

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
•our strategic initiatives and priorities, including the timing, focus and cadence of our marketing, innovation, and distribution and costovation strategies;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$40,348	$50,791
Short-term investments	26,506	42,388
Accounts receivable, net	37,074	31,784
Inventories	88,350	75,668
Prepaid expenses and other current assets	13,580	13,165
Total current assets	205,858	213,796
Operating lease right-of-use asset	33,015	—
Property and equipment, net	14,957	52,952
Goodwill	2,230	2,230
Intangible assets, net	405	440
Other assets	3,110	3,179
Total assets	$259,575	$272,597
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$36,241	$28,743
Accrued expenses	25,855	19,003
Deferred revenue	775	731
Total current liabilities	62,871	48,477
Long term liabilities
Lease financing obligation, net of current portion	—	37,527
Operating lease liabilities, net of current portion	33,723	—
Other long-term liabilities	45	7,487
Total liabilities	96,639	93,491
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2022 and December 31, 2021, none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 150,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 92,409,276 and 91,512,140 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	578,496	570,794
Accumulated deficit	(415,449)	(391,656)
Accumulated other comprehensive loss	(120)	(41)
Total stockholders’ equity	162,936	179,106
Total liabilities and stockholders’ equity	$259,575	$272,597

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Revenue	$78,493	$74,576	$147,212	$155,607
Cost of revenue	54,929	47,633	103,021	100,284
Gross profit	23,564	26,943	44,191	55,323
Operating expenses
Selling, general and administrative	19,965	30,091	39,576	46,788
Marketing	12,515	14,009	25,981	28,182
Research and development	1,823	2,345	3,919	3,991
Total operating expenses	34,303	46,445	69,476	78,961
Operating loss	(10,739)	(19,502)	(25,285)	(23,638)
Interest and other income (expense), net	747	(510)	686	(836)
Loss before provision for income taxes	(9,992)	(20,012)	(24,599)	(24,474)
Income tax provision	20	22	40	44
Net loss	$(10,012)	$(20,034)	$(24,639)	$(24,518)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.17)	$(0.27)	$(0.32)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	92,052,347	68,079,387	91,796,489	51,184,615

Other comprehensive income (loss)
Unrealized loss on short-term investments, net of taxes	(2)	(24)	(79)	(106)
Comprehensive loss	$(10,014)	$(20,058)	$(24,718)	$(24,624)

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

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	91,512,140	$9	$570,794	$(391,656)	$(41)	$179,106
Net loss	—	—	—	—	—	(14,626)	—	(14,626)
Other comprehensive loss	—	—	—	—	—	—	(77)	(77)
Stock options exercised	—	—	21,556	—	113	—	—	113
Stock-based compensation	—	—	—	—	3,548	—	—	3,548
Vested restricted stock units	—	—	42,125	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(3,611)	—	(20)	—	—	(20)
ASC 842 transition effect	—	—	—	—	—	845	—	845
Balances at March 31, 2022	—	$—	91,572,210	$9	$574,435	$(405,437)	$(118)	$168,889
Net loss	—	—	—	—	—	(10,012)	—	(10,012)
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Stock options exercised	—	—	22,000	—	9	—	—	9
Stock-based compensation	—	—	—	—	3,912	—	—	3,912
Vested restricted stock	—	—	761,394	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	58,111	—	157	—	—	157
Common stock withheld for tax obligation and net settlement	—	—	(4,439)	—	(17)	—	—	(17)
Balances at June 30, 2022	—	—	92,409,276	$9	$578,496	$(415,449)	$(120)	$162,936

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(24,639)	$(24,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,386	2,117
Stock-based compensation	7,460	8,464
Other	3,253	93
Changes in assets and liabilities:
Accounts receivable, net	(5,289)	(4,601)
Inventories	(12,682)	(5,744)
Prepaid expenses and other assets	(450)	(4,507)
Accounts payable, accrued expenses and other long-term liabilities	8,844	(3,969)
Deferred revenue	44	58
Operating lease liabilities	(3,329)	—
Net cash used in operating activities	(25,402)	(32,607)
Cash flows from investing activities
Purchases of short-term investments	(11,294)	(54,009)
Proceeds from sales of short-term investments	—	25,362
Proceeds from maturities of short-term investments	26,957	9,207
Purchases of property and equipment	(743)	(100)
Net cash provided by (used in) investing activities	14,920	(19,540)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting commissions and discounts	—	96,517
Taxes paid related to net share settlement of equity awards	(37)	—
Dividends paid	—	(35,000)
Proceeds from exercise of stock options	122	328
Payment of initial public offering costs	—	(4,892)
Proceeds from 2021 ESPP	157	—
Payments on finance lease liabilities	(203)	(568)
Net cash provided by financing activities	39	56,385
Net (decrease) increase in cash and cash equivalents	(10,443)	4,238
Cash and cash equivalents
Beginning of the period	50,791	37,200
End of the period	$40,348	$41,438

Reconciliation of cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$40,348	$41,438

Supplemental disclosures of noncash activities
Equipment acquired under capital lease obligations	$—	$95
Deferred IPO costs included in accounts payable and accrued expenses	$—	$585
Capital expenditures included in accounts payable and accrued expenses	$226	$9
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2022
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
In light of the unknown ultimate duration and severity of COVID-19 and the impact of any COVID-19 variants, the Company faces a greater degree of uncertainty than normal in making certain judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of June 30, 2022 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro trends within our Household and Wellness product category, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers are vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. The Company recorded an inventory write-down of $0.2 million and $0.8 million during the three and six months ended June 30, 2022, respectively, and $5.6 million for the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of the decreasing demand. The Company will continue to monitor and evaluate the uncertainty and volatility of these conditions, in particular, the impact on the amount and valuation of the Company’s inventory in the future.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable is presented net of allowances. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides allowances as necessary for doubtful accounts. The allowance for doubtful accounts was $0.1 million and $0.2 million, respectively, as of June 30, 2022 and December 31, 2021.
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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No 2016-02, Leases (Topic 842), as subsequently amended, collectively codified under Topic 842. Topic 842 requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike prior guidance which requires only capital leases to be recognized on the balance sheet, the new ASU requires both types of leases to be recognized on the balance sheet. ASU 2016-02 was effective for public business entities for fiscal years beginning after December 15, 2018. In June 2020, FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) – Effective Dates for Certain Entities, which extended the effective date of this guidance for certain non-public entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted.

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

Upon adoption of this guidance on January 1, 2022, the Company recognized $36.1 million in right-of-use assets (“ROU”) and corresponding lease liabilities of $37.5 million, net of the current portion of lease liability of $7.0 million, on its condensed consolidated balance sheet. In addition, the Company recognized a decrease to assets and liabilities of $37.6 million and $38.4 million, respectively, and a decrease to the beginning accumulated deficit of $0.8 million, as a result of the derecognition of its build-to-suit arrangement that was reassessed to be an operating lease under the new guidance. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated statements of comprehensive loss or the condensed consolidated statements of cash flows. Refer to Note 13 included in these condensed consolidated financial statements for more information on leases.

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

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
(In thousands)
Digital	$37,871	$34,820	$72,132	$77,281
Retail	40,622	39,756	75,080	78,326
Total revenue	$78,493	$74,576	$147,212	$155,607

Revenue by product category:	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
(In thousands)
Diapers and Wipes	$51,901	$47,831	$95,190	$97,404
Skin and Personal Care	23,275	23,866	44,541	50,111
Household and Wellness	3,317	2,879	7,481	8,092
Total revenue	$78,493	$74,576	$147,212	$155,607
Non-Monetary Transactions

During the three and six months ended June 30, 2022, the Company entered into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognized revenue reflecting the fair value of the marketing and transportation credits, with the corresponding asset included in prepaid expenses and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the three and six months ended June 30, 2022, the Company recognized $0.5 million and $1.3 million, respectively, of revenue and $0.3 million and $0.8 million, respectively, of associated cost of revenue based on the timing of delivery of goods. For the three and six months ended June 30, 2021, the Company recognized $0.5 million and $3.9 million, respectively, of revenue and $0.3 million and $2.2 million, respectively, of associated cost of revenue based on the timing of delivery of goods. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they become determinable. During the six months ended June 30, 2022, the Company recorded no impairment losses related to these credits and used an aggregate of $0.5 million of credits.

4.     Investments

As of June 30, 2022 and December 31, 2021, all investments in debt securities are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of June 30, 2022 and December 31, 2021, the Company held $26.5 million and $36.4 million, respectively, of investments with contractual maturities of less than one year. As of June 30, 2022, the Company did not have any investments with contractual maturities between one and two years. As of December 31, 2021, the Company held $6.0 million of investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).
The following table summarizes the Company’s available-for-sale investments:

	As of June 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$15,752	$—	$(81)	$15,671
Certificates of deposit	4,168	—	(10)	4,158
U.S. government and agency securities	6,706	—	(29)	6,677
Total investments	$26,626	$—	$(120)	$26,506

	As of December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$18,605	$—	$(28)	$18,577
Certificates of deposit	17,099	—	(5)	17,095
U.S. government and agency securities	6,725	—	(9)	6,716
Total investments	$42,429	$—	$(42)	$42,388

Realized gains and losses on investments in debt securities were immaterial for the three and six months ended June 30, 2022 and 2021.

5.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$22,706	$—	$—	$22,706
Corporate bonds(1)	—	2,588	—	2,588
Total cash equivalents	22,706	2,588	—	25,294
Short-term investments
Corporate bonds	—	15,671	—	15,671
Certificates of deposit	—	4,158	—	4,158
U.S. government and agency securities	—	6,677	—	6,677
Total short-term investments	—	26,506	—	26,506
Total	$22,706	$29,094	$—	$51,800
__________________

(1) Consists of short-term corporate bonds and certificates of deposit with stated maturities of three months or less.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$29,411	$—	$—	$29,411
Total cash equivalents	29,411	—	—	29,411
Short-term investments
Corporate bonds	—	18,577	—	18,577
Certificates of deposit	—	17,095	—	17,095
U.S. government and agency securities	—	6,716	—	6,716
Total short-term investments	—	42,388	—	42,388
Total	$29,411	$42,388	$—	$71,799

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

6.     Credit Facilities

In April 2021, the Company entered into a first lien credit agreement (“2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2021 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduces the amount available under the 2021 Credit Facility. As of June 30, 2022, there were outstanding standby letters of credit of $6.3 million related to lease obligations with $28.7 million available to be drawn upon. The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. The Company recognizes the commitment fee as incurred in interest and other expense, net in the condensed consolidated statements of comprehensive loss. For the three and six months ended June 30, 2022, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility is, at the Company’s option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period. As of June 30, 2022, there was no outstanding balance under the 2021 Credit Facility.

The 2021 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company is also subject to certain affirmative and negative covenants including the requirement that it maintains a total net leverage ratio of not more than 3.50:1.00 during the periods set forth in the 2021 Credit Facility. Failure to do so, unless waived by the lenders under the 2021 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2021 Credit Facility. As of June 30, 2022, the Company was in compliance with the net leverage ratio covenant.

7.     Accrued Expenses

Accrued expenses consisted of the following as of:

	June 30, 2022	December 31, 2021
(In thousands)
Payroll and payroll related expenses	$2,581	$2,497
Accrued inventory purchases	9,278	8,838
Accrued returns	926	1,455
Accrued rent(1)	7,486	—
Other accrued expenses	5,584	6,213
Total accrued expenses	$25,855	$19,003
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

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021 the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter was $0.7 million including penalties and interest, for which the Company has paid $0.6 million as of

December 31, 2021. During the year ended December 31, 2021, the Company recorded interest expense of $0.1 million in interest and other income (expense), net on the condensed consolidated statements of comprehensive loss. The Company filed its Notice of Appeal on July 1, 2021 and its opening brief on January 28, 2022. The Department filed its answering brief on March 4, 2022 and the Company filed its reply brief on March 23, 2022. The Nevada Tax Commission heard the appeal on May 2, 2022. The Nevada Tax Commission upheld the Company's appeal and overturned the Department's Deficiency Notice. The Company intends to submit a refund request for the taxes and interest paid, following the Department's June 9, 2021 decision, that were subject to abatement under the December 2016 Abatement Agreement. The Company recognized $0.7 million in other income in interest and other income (expense), net on the condensed consolidated statements of comprehensive loss during the three months ended June 30, 2022 related to the anticipated refund of taxes and interest paid.

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

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s IPO. A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. The federal and state court derivative cases have been stayed pending the outcome of a motion to dismiss in the securities class action. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. The Lead Plaintiff’s opposition to the motion to dismiss was filed on March 28, 2022, and defendants’ replies were filed on April 4, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On August 1, 2022, the Company filed a motion for partial reconsideration of that order. The Company believes the securities complaints are without merit and intends to vigorously defend itself against these allegations. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of the loss or make an estimate of the loss or range of loss in these matters.

As of June 30, 2022 and December 31, 2021, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably. Refer to Note 14 included in these condensed consolidated financial statements for more information on a litigation matter.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of June 30, 2022 and December 31, 2021, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

9.Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2021	16,440,539	$5.26
Granted	—	$—
Exercised	(43,556)	$2.81
Forfeited	(392,896)	$5.46
Outstanding at June 30, 2022	16,004,087	$5.26

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

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Officers and Employees	Non-Employee Directors	Officers and Employees
Unvested RSUs at December 31, 2021	103,561	2,867,306	$16.00	$13.58
Granted	485,806	2,655,953	$3.51	$5.36
Vested(1)	(110,735)	(692,784)	$14.39	$13.70
Forfeited	(4,641)	(473,175)	$8.09	$10.90
Unvested RSUs at June 30, 2022	473,991	4,357,300	$3.65	$8.84
__________________________

(1) Includes 4,439 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2021 Plan.

As of June 30, 2022, there was $38.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.1 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. The first offering period under the 2021 ESPP commenced in May 2021 and the second offering in November 2021. For the three and six months ended June 30, 2022, 58,111 shares were purchased under the 2021 ESPP. As of June 30, 2022, the Company had 1,992,520 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

For the six months ended June 30, 2022
Expected life of options (in years)	0.50
Expected stock price volatility	73.27%
Risk free interest rate	1.52%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$1.12

Stock-Based Compensation Expense
Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
(In thousands)
Selling, general and administrative	$3,707	$6,194	$7,078	$7,942
Research and development	205	432	382	522
Total stock-based compensation expense	$3,912	$6,626	$7,460	$8,464

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for share and per share values)	2022	2021	2022	2021
Numerator:
Net loss	$(10,012)	$(20,034)	$(24,639)	$(24,518)
Add: gain on conversion of preferred stock(1)	—	28,994	—	28,994
Less: dividends paid to preferred stockholders(2)	—	(20,637)	—	(20,637)
Net loss attributable to common stockholders - basic and diluted	$(10,012)	$(11,677)	$(24,639)	$(16,161)

Denominator:
Weighted average shares of common stock outstanding - basic	92,052,347	68,079,387	91,796,489	51,184,615
Weighted average shares of common stock outstanding - diluted	92,052,347	68,079,387	91,796,489	51,184,615

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.11)	$(0.17)	$(0.27)	$(0.32)
_______________________

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

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Stock options to purchase common stock	16,004,087	17,676,563	16,004,087	17,676,563
Unvested restricted stock units	4,831,291	2,709,119	4,831,291	2,709,119
Employee stock purchase plan	68,497	30,789	68,497	30,789
Total	20,903,875	20,416,471	20,903,875	20,416,471

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
During the three and six months ended June 30, 2022 and 2021, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive loss.

12.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.2 million and $0.3 million, respectively, of advertising costs for this related party for the three and six months ended June 30, 2021, which is reported as marketing expense in the Company’s condensed consolidated statements of comprehensive loss. The Company incurred immaterial advertising costs for this related party for the three and six months ended June 30, 2022.

13.     Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to six years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the ROU assets and lease liability. The Company elected the practical expedient to not separate lease and non-lease components, as such non-lease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate. Most of the Company’s leases do not contain an implicit interest rate; therefore, judgement is required in determining a rate that reflects what would be paid to borrow, on a collateralized basis and over a similar term, for the lease obligations. The Company takes into consideration the terms of its 2021 Credit Facility, lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. As of June 30, 2022, the Company’s weighted-average discount rate was 2.29%, while the weighted-average remaining lease term was 5.0 years.

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
(3)    Represents reclassification of deferred rent to operating lease ROU assets upon adoption of ASC 842.
(4)    Represents a decrease to the beginning fiscal 2022 accumulated deficit related to the adoption of ASC 842.

The components of lease expense were as follows (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Finance lease expense:
Amortization	$87	$179
Interest on lease liabilities(1)	5	6
Operating lease expense:
Operating lease expense(2)	1,784	3,567
Sublease income	(501)	(1,003)
Total lease expense, net	$1,375	$2,749
______________________

(1)     Interest expense on the Company's build-to-suit lease was previously included in interest and other income (expense), net on the condensed consolidated statements of comprehensive loss and with the adoption of ASC 842 it is now included in cost of revenue, along with the operating lease expense, on the condensed consolidated statements of comprehensive loss.
(2)     Represents the straight-line lease expense of operating leases, inclusive of amortization of ROU assets and the interest component of operating lease liabilities.

Based on the nature of the ROU assets, amortization of finance leases and amortization of operating ROU assets, operating lease expense and other lease expense are recorded within either cost of revenue or selling, general and administrative expenses and interest on finance lease liabilities is recorded within interest and other income (expense) in the condensed consolidated statements of comprehensive loss.

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	June 30, 2022

Finance lease assets	Property and equipment, net	$154
Operating lease assets	Operating lease right-of-use asset	33,015
Total lease assets		$33,169
Liabilities
Current
Finance lease liabilities	Accrued expenses	$99
Operating lease liabilities	Accrued expenses	7,486
Non-current
Finance lease liabilities	Other long-term liabilities	$45
Operating lease liabilities	Operating lease liabilities, net of current portion	33,723
Total lease liabilities		$41,353

Supplemental information related to the Company’s leases for the six months ended June 30, 2022 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	1.4
Operating leases	5.0
Weighted-average discount rate
Finance leases	3.38%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$6
Operating cash flows used in operating leases	$3,329
Finance cash flows used in finance leases	$203

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the six months ended June 30, 2022 for either finance or operating leases.

Future minimum lease payments required under operating and finance leases as of June 30, 2022, were as follows (in thousands):

	Operating Leases	Finance Leases
Remaining 2022	$4,133	$68
2023	8,468	57
2024	8,704	21
2025	8,950	—
2026	9,201	—
2027	4,245	—
Thereafter	—	—
Future minimum lease payments	$43,701	$146
Less: Amount representing interest	(2,491)	(3)
Present value of future lease payments	$41,210	$143

As of December 31, 2021, the future minimum rental payments under noncancelable leases with offsetting sublease revenue are as follows:

(in thousands)	Facility Leases	Subleases	Build-to-Suit Lease	Capital Leases
Years Ending December 31,

2022	$5,231	$(1,936)	$2,639	$280
2023	5,754	(1,994)	2,714	57
2024	5,916	(2,054)	2,788	21
2025	6,082	(2,115)	2,868	—
2026	6,253	(2,179)	2,948	—
Thereafter	1,357	(369)	2,888	—
Future minimum lease payments (income)	$30,593	$(10,647)	$16,845	$358
Less: Amount representing interest				(8)
Present value of future lease payments				$350
14.     Subsequent Events

On August 10, 2022, Catrice Sida and Kris Yerby filed a putative class action complaint in the U.S. District Court for the Northern District of California alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, breach of warranty, and unjust enrichment related to plant-based claims on certain of the Company’s wipes products and seeking declaratory relief, injunctive relief, monetary damages, punitive damages and statutory penalties, and attorneys’ fees and costs. The Company believes this complaint is without merit and intends to vigorously defend itself in this matter. The matter is in the preliminary stages of litigation and its outcome is uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the range of loss in this matter.

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

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three product categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 66%, 30%, and 4%, respectively, of our revenue for the three months ended June 30, 2022, compared to 64%, 32%, and 4%, respectively, of our revenue for the three months ended June 30, 2021, and 65%, 30%, and 5%, respectively, of our revenue for the six months ended June 30, 2022, compared to 63%, 32%, and 5%, respectively, of our revenue for the six months ended June 30, 2021. We refer to Diapers and Wipes and Skin and Personal Care as our “core” product categories. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.
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

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our retail accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Costco, Target, Amazon and Walmart in 2013, 2014, 2017 and 2022, respectively. For the three months ended June 30, 2022, we generated 48% and 52% of our revenue from our Digital and Retail channels, respectively, compared to 47% and 53%, respectively, for the three months ended June 30, 2021. For the six months ended June 30, 2022, we generated 49% and 51% of our revenue from our Digital and Retail channels, respectively, compared to 50% and 50%, respectively, for the six months ended June 30, 2021. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise our Digital channel, and our Retail channel, which includes leading retailers and their websites. As of June 30, 2022, our products can be found in approximately 45,000 retail locations across the United States, Canada and Europe. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe is not easily replicated by our competitors. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

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

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean lifestyle consumer. Honest is still unknown to many consumers, with unaided brand awareness of 29% among diaper buyers according to our consumer research conducted in January 2022. In order to increase share of wallet of existing conscious consumers and to attract new consumers, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend, among other things, on our ability to successfully produce products that are free of defects and communicate the value of those products as clean, sustainable and effective, the efficacy of our marketing efforts and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. Given higher costs of digital marketing and increased retail distribution, we have and expect to continue to shift the focus of our marketing spend towards supporting retail marketing programs and to make changes in our domestic and global marketing initiatives to increase brand awareness. We believe our brand strength will enable us to continue to expand across categories and channels, allowing us to deepen relationships with consumers and expand our access to global markets. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients and continue to innovate in the clean conscious lifestyle space. Based in Los Angeles, California, our research and development team, including chemists and in-house toxicologists, develops innovative clean products based on the latest green technology. At Honest, product innovation never stops. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to continue to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and natural product categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

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

We continue to innovate in each of our product categories in areas such as breakthrough new product formulations, innovative packaging, costovation (defined below) and marketing strategy, with a focus on driving “big bets” across potential product adjacencies where we have: 1) permission to play with consumers, 2) relevant domain expertise, and 3) the opportunity to expand into more places within an existing Honest home. We are also focused on building a portfolio of products in complementary categories through our Innovation Strategy and the momentum created by our Digital Strategy. We are building an Honest community with the goal of creating a more holistic clean, conscious home for consumers and customers alike. We strive for continuous improvement in our existing products’ safety, sustainability, efficacy and design profile while achieving better performance often at lower cost, which we refer to as costovation.

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

Our paid advertising includes search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Paid advertising costs significantly increased industry-wide in 2021, which negatively impacted our ability to cost-effectively drive traffic to Honest.com and contributed to the decline in Digital revenue in 2021 and for the six months ended June 30, 2022. We expect these elevated costs in paid advertising to continue to impact marketing efficiencies, costs and revenue in our Digital channel for the remainder of 2022.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in a conscious lifestyle has contributed to higher demand for our products. Further, the rise in digital shopping has complemented our flagship digital platform, Honest.com, our presence with third-party ecommerce players and our Retail partners’ websites. During the three and six months ended June 30, 2022, we continued to see our retail consumption growth higher than our digital consumption growth as more consumers chose to return to in-store shopping. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic or broader macroeconomic conditions, have resulted and could in the future result in fluctuations in our operating results.

The COVID-19 pandemic caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

Business Operations

As a result of the COVID-19 pandemic, our headquarters were temporarily closed but have since reopened in a hybrid capacity. During the pandemic we implemented travel restrictions and social distancing measures, including replacing many in-person meetings with virtual interactions, as well as other precautions for the safety of our employees, many of which we have continued into 2022. These actions represented a significant change in how we operate our business, but we believe that we successfully navigated this transition. We will continue to take actions as may be required or recommended by government or health authorities or as we determine are in the best interests of our employees and business partners in light of the pandemic.

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

Supply Chain Disruptions

We have experienced some impacts on our inventory availability and delivery capacity since the COVID-19 outbreak, which to date has not significantly impacted our ability to service our consumers and retail and third-party ecommerce customers; however, the out-of-stock inventory due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories. In the fourth quarter of 2021, we experienced lower than expected inventory receipts due largely to global supply chain delays, including a delay in receiving shipments from overseas, which we also experienced in the second quarter of 2022. For example, due to new COVID-19 lockdown restrictions in China in the second quarter of 2022, many of the ports have shut down which has negatively impacted and may in the future negatively impact our ability to timely receive shipments of our products. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain the spread of COVID-19, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which has adversely affected our supply chain as well as the demand for our products and has impacted our revenue and ability to service our customer orders. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, new distribution and longer lead times. As a result of the COVID-19 pandemic and other macroeconomic trends, we and our distribution partners have experienced some disruptions to the operations of our fulfillment centers, including a nationwide truck driver shortage. For example, during the fourth quarter of 2021, some employees at our warehouse facilities were ill with COVID-19 and/or following quarantine protocols, which coupled with the nationwide truck driver shortage, negatively impacted our and our distribution partner’s ability to fulfill orders in a timely manner and had a negative impact on our results of operations. In addition, an international freight forwarder partner experienced a cyber attack during the three months ended March 31, 2022 resulting in a delay in the shipment and launch of our Beauty Restage products in Europe.

We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our consumers and retail and third-party ecommerce customers. We have experienced and anticipate continued increases in commodity prices, labor costs, input costs and transportation costs in 2022. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories that those hurdles had been met. As a result, we negotiated and agreed to higher purchase prices which has negatively impacted our cost of revenue during the three and six months ended June 30, 2022 and will continue to have a negative impact on our results of operations through the rest of 2022. We implemented price increases that took effect in the first half of 2022 and plan to implement additional pricing increases in the future as needed to offset current and future input cost inflation and have pursued productivity initiatives to offset these price increases. We continue to experience significant increasing input cost levels that have and could continue to hamper our ability to drive margin expansion. Customer demand for our products may change based on future price increases.

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

In 2021, we began to see increased consumer willingness to return to in-store shopping as the economy reopened and more of the population became vaccinated, driving revenue growth within our Retail channel, specifically within our Diapers and

Wipes and Skin and Personal Care product categories in 2021. During the three and six months ended June 30, 2022, the mix of revenue across channels was relatively balanced between Retail and Digital.

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. For example, given the significant decline in consumer demand for sanitizing and disinfecting products, we recorded an inventory write-down of $5.6 million during the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing and projected demand. Management is implementing various strategies to address this reduction in demand and the related impact on gross margin, including higher markdowns and promotions to clear through inventory, liquidation efforts, focusing on products with highest customer interest and developing new creative advertising to drive demand. There is no guarantee that customer demand will increase in our favor or that we will be able to successfully implement these strategies. Depending on future consumer behavior in relation to changes in the COVID-19 pandemic and related aging of inventory, among other factors, we may incur additional inventory write-downs and customer returns.
Components of Results of Operations
Revenue
We generate revenue through the sale of our products through Digital and Retail channels in the following product categories: Diapers and Wipes, Skin and Personal Care, and Household and Wellness. The Digital channel includes direct sales to the consumer through our website and sales to third-party ecommerce customers, who resell our products through their own online platforms. The Retail channel includes sales to traditional brick and mortar retailers and their respective websites, who may also resell our products through their own online platforms. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.

In 2019 we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we license certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. Butterblu operates and maintains our baby apparel offerings independently through the honestbabyclothing.com website. Our baby apparel offerings and our license agreement with Butterblu are not currently material to our business. For the three and six months ended June 30, 2022, we collected $0.4 million and $0.9 million, respectively, and for the three and six months ended June 30, 2021, we collected $0.2 million and $0.5 million, respectively, in royalty revenue related to our license agreement.
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
Marketing

Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production and other public relations and promotional initiatives. Given higher costs in digital marketing and increased retail distribution, we expect to shift the focus of our marketing spend towards supporting retail marketing programs and top of funnel marketing activities. We will continue to invest in marketing initiatives in our core product categories and hero products with key retailers, as well as expand brand awareness, introduce new product innovation across multiple product categories and implement new marketing strategies in the United States and abroad. As we expand our distribution in existing international markets and launch new products, we expect to make marketing investments to build brand awareness, drive trial and set the foundation for future revenue growth in global markets.
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
Other income (expense), net consists of our foreign currency exchange gains, losses relating to transactions denominated in currencies other than the U.S. dollar and contingent gains. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in both the volume of foreign currency transactions and foreign currency exchange rates.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
(In thousands)
Revenue	$78,493	$74,576	$147,212	$155,607
Cost of revenue	54,929	47,633	103,021	100,284
Gross profit	23,564	26,943	44,191	55,323
Operating expenses
Selling, general and administrative(1)	19,965	30,091	39,576	46,788
Marketing	12,515	14,009	25,981	28,182
Research and development(1)	1,823	2,345	3,919	3,991
Total operating expenses	34,303	46,445	69,476	78,961
Operating loss	(10,739)	(19,502)	(25,285)	(23,638)
Interest and other income (expense), net	747	(510)	686	(836)
Loss before provision for income taxes	(9,992)	(20,012)	(24,599)	(24,474)
Income tax provision	20	22	40	44
Net loss	$(10,012)	$(20,034)	$(24,639)	$(24,518)
__________________________

(1)    Includes stock-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
(In thousands)
Selling, general and administrative	$3,707	$6,194	$7,078	$7,942
Research and development	205	432	382	522
Total	$3,912	$6,626	$7,460	$8,464

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue*:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.0	63.9	70.0	64.4
Gross profit	30.0	36.1	30.0	35.6
Operating expenses
Selling, general and administrative	25.4	40.3	26.9	30.1
Marketing	15.9	18.8	17.6	18.1
Research and development	2.3	3.1	2.7	2.6
Total operating expenses	43.7	62.3	47.2	50.7
Operating loss	(13.7)	(26.2)	(17.2)	(15.2)
Interest and other income (expense), net	1.0	(0.7)	0.5	(0.5)
Loss before provision for income taxes	(12.7)	(26.8)	(16.7)	(15.7)
Income tax provision	—	—	—	—
Net loss	(12.8)%	(26.9)%	(16.7)%	(15.8)%
______________

* Amounts may not sum due to rounding.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	For the three months ended June 30,				For the six months ended June 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$51,901	$47,831	$4,070	8.5%	$95,190	$97,404	$(2,214)	(2.3)%
Skin and Personal Care	23,275	23,866	(591)	(2.5)	44,541	50,111	(5,570)	(11.1)
Household and Wellness	3,317	2,879	438	15.2	7,481	8,092	(611)	(7.6)
Total Revenue	$78,493	$74,576	$3,917	5.3%	$147,212	$155,607	$(8,395)	(5.4)%

	For the three months ended June 30,				For the six months ended June 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$37,871	$34,820	$3,051	8.8%	$72,132	$77,281	$(5,149)	(6.7)%
Retail	40,622	39,756	866	2.2	75,080	78,326	(3,246)	(4.1)
Total Revenue	$78,493	$74,576	$3,917	5.3%	$147,212	$155,607	$(8,395)	(5.4)%

Revenue was $78.5 million for the three months ended June 30, 2022, as compared to $74.6 million for the three months ended June 30, 2021. The increase of $3.9 million, or 5.3%, was driven by a $4.1 million and $0.4 million revenue increase in Diapers and Wipes and Household and Wellness products, respectively, partially offset by a revenue decrease of $0.6 million in Skin and Personal Care. The revenue increase in Diapers and Wipes was primarily driven by a $3.2 million increase in wipes revenue due to strong consumption and improved levels of in-stock inventory, distribution gains and demand for larger package sizes and a $0.9 million increase in diaper revenue due to strong consumption in our Retail and Digital channels and growth in sales in our Clean Conscious Diaper. Additionally, a key digital customer had reduced inventory on hand ahead of a national promotional event during the three months ended June 30, 2021 that did not occur during the three months ended June 30, 2022. The revenue increase in Household and Wellness was primarily driven by $0.4 million in liquidation sales on our sanitization and disinfecting products, a royalty revenue increase of $0.2 million from our baby clothing through our licensing agreement with Butterblu and the launch of our new wellness supplement line. The Skin and Personal Care revenue decrease was primarily driven by a decrease of $0.9 million in personal care product sales due to a shift in timing of shipments in the second quarter of 2021 to support an annual promotional event with a key club retailer and out-of-stocks, which were most pronounced in the beauty business, offset by a $0.3 million increase in beauty product revenue driven by our hero products and new innovation.

Revenue was $147.2 million for the six months ended June 30, 2022, as compared to $155.6 million for the six months ended June 30, 2021. The decrease of $8.4 million, or 5.4%, was primarily due to a $5.6 million decrease in revenue from Skin and Personal Care products related to the liquidation of legacy beauty products in the prior year, a $2.2 million decrease in revenue from Diapers and Wipes and a $0.6 million decrease in revenue from Household and Wellness products. The revenue decrease from Skin and Personal Care was primarily driven by $3.4 million in liquidation sales in advance of our Beauty Restage to clear out legacy inventory during the six months ended June 30, 2021 that did not occur during the six months ended June 30, 2022, a shift in timing of shipments to support an annual promotional event with a key club retailer and out-of-stocks, which were most pronounced in the beauty business. The revenue decrease in Diapers and Wipes was primarily driven by a $4.0 million decrease in diaper revenue primarily due to lower traffic and decreased revenue in our Digital channel as the price of digital marketing escalated and impacted our ability to cost-effectively drive traffic to our Honest.com and digital partners, offset by a $1.8 million increase in our wipes revenue. The revenue decrease in Household and Wellness was primarily due to a decrease in overall consumer demand for sanitization and disinfecting products as more consumers became vaccinated against COVID-19 during the six months ended June 30, 2022.

The increase in revenue in our Retail channel for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to an increase of $2.7 million in revenue from two key retailers driven by strong in-store traffic and expanded store and SKU count and shipments to several new retail partners, partially offset by a timing shift in shipments to support an annual promotional event at a key club retailer during the three months ended June 30, 2021. The increase in revenue in our Digital channel for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily driven by strong orders by a key digital partner ahead of a national promotional event and shipments being inline with consumption compared to a reduction in shipments with this same key digital partner during the three months ended June 30, 2021 that did not occur during the three months ended June 30, 2022, partially offset by a decrease in revenue on Honest.com, as consumers return to in-store shopping.

The decrease in revenue in our Retail channel for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to $3.4 million in liquidation sales in advance of our Beauty Restage to clear out legacy inventory, as well as a decrease of $1.4 million in revenue from a sanitizing and disinfecting rotational program with a key retail partner during the six months ended June 30, 2021 that did not occur during the six months ended June 30, 2022. The decrease in revenue in our Digital channel for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to consumers returning to in-store shopping and higher digital marketing costs which impacted the ability to cost-effectively drive traffic to Honest.com.

Cost of Revenue and Gross Profit

	For the three months ended June 30,				For the six months ended June 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
Cost of revenue	$54,929	$47,633	$7,296	15.3%	$103,021	$100,284	$2,737	2.7%
Gross profit	$23,564	$26,943	$(3,379)	(12.5)%	$44,191	$55,323	$(11,132)	(20.1)%

Cost of revenue was $54.9 million for the three months ended June 30, 2022, as compared to $47.6 million for the three months ended June 30, 2021. The increase of $7.3 million, or 15.3%, was primarily due to higher fulfillment costs, especially in transportation, freight and warehouse labor costs and increased product costs for our diapers and personal care products, as compared to the three months ended June 30, 2021. In addition, execution of a fulfillment center cost savings initiative led to a one-time transition cost during the three months ended June 30, 2022. Cost of revenue as a percentage of revenue increased by 611 basis points primarily due to higher input costs, along with higher trade promotions as compared to the three months ended June 30, 2021.

Cost of revenue was $103.0 million for the six months ended June 30, 2022, as compared to $100.3 million for the six months ended June 30, 2021. The increase of $2.7 million, or 2.7%, was primarily due to higher fulfillment costs, especially in transportation, freight and warehouse labor costs and increased product costs for our diapers and personal care products, as well as rent expense related to our warehouse facility due to the derecognition of our built-to-suit lease as a result of the adoption of ASC 842 (previously recognized in interest expense). Cost of revenue as a percentage of revenue increased by 553 basis points primarily due to higher input costs, along with higher trade promotions as compared to the six months ended June 30, 2021.

Gross profit was $23.6 million for the three months ended June 30, 2022, as compared to $26.9 million for the three months ended June 30, 2021. The decrease of $3.4 million, or 12.5%, was primarily due to higher input costs and higher expenses associated with promotional activity, partially offset by pricing increases that went into effect in 2022 and cost savings, including the consolidation of a distribution center.

Gross profit was $44.2 million for the six months ended June 30, 2022, as compared to $55.3 million for the six months ended June 30, 2021. The decrease of $11.1 million, or 20.1%, was primarily due to the decrease in revenue in our three product categories, fixed cost deleverage, higher input costs and higher expenses associated with promotional activity, partially offset by pricing increases that went into effect in 2022, favorable product mix and cost savings, including the consolidation of a distribution center.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$19,965	$30,091	$(10,126)	(33.7)%	$39,576	$46,788	$(7,212)	(15.4)%

Selling, general and administrative expenses were $20.0 million for the three months ended June 30, 2022, as compared to $30.1 million for the three months ended June 30, 2021. The decrease of $10.1 million, or 33.7%, was primarily due to non-recurring IPO related expenses for the three months ended June 30, 2021 that did not occur during the three months ended June 30, 2022, offset by an increase in miscellaneous other selling, general and administrative expenses. The IPO-related expenses during the three months ended June 30, 2021 included a $9.1 million bonus payment to certain employees, including members of management, excluding in each case payroll taxes and expenses, as well as a $2.5 million in stock-based compensation expense related to the vesting of performance based awards during the three months ended June 30, 2021.

Selling, general and administrative expenses were $39.6 million for the six months ended June 30, 2022, as compared to $46.8 million for the six months ended June 30, 2021. The decrease of $7.2 million, or 15.4%, was primarily due to non-recurring IPO related expenses for the six months ended June 30, 2021 that did not occur during the six months ended June 30, 2022, offset by an increase of $1.2 million in donation expense, $1.1 million increase in legal expenses and $0.9 million increase in costs related to insurance related to operating as a public company. The IPO-related expenses during the six months ended June 30, 2021 included a $9.1 million bonus payment to certain employees, including members of management, excluding in each case payroll taxes and expenses, $1.0 million in stock-based compensation expense related to the vesting of performance based awards and $1.0 million in accounting related expenses related to the IPO during the six months ended June 30, 2021.

Marketing Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
Marketing	$12,515	$14,009	$(1,494)	(10.7)%	$25,981	$28,182	$(2,201)	(7.8)%

Marketing expenses were $12.5 million for the three months ended June 30, 2022, as compared to $14.0 million for the three months ended June 30, 2021. The decrease of $1.5 million, or 10.7%, was primarily due to a $1.5 million shift in marketing expenses related to the timing of a key digital customer's national promotional event occurring in the third quarter of 2022 instead of the second quarter as compared to that key digital customer's national promotional event that occurred during the second quarter in 2021.

Marketing expenses were $26.0 million for the six months ended June 30, 2022, as compared to $28.2 million for the six months ended June 30, 2021. The decrease of $2.2 million, or 7.8%, was primarily due to a decrease of $2.6 million in marketing expense related to a shift in timing of a key digital customer's national promotional event, as well as the launch of our Clean Conscious Diaper in January 2021, a $1.4 million decrease in video and photo production costs, offset by an increase of $1.5 million in our influencer campaigns.

Research and Development Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
Research and development	$1,823	$2,345	$(522)	(22.3)%	$3,919	$3,991	$(72)	(1.8)%

Research and development expenses were $1.8 million for the three months ended June 30, 2022, as compared to $2.3 million for the three months ended June 30, 2021. The decrease of $0.5 million, or 22.3%, was primarily related to a $0.2 million decrease in stock-based compensation expense and $0.4 million decrease in IPO related bonuses in the year ago period.

Research and development expenses were $3.9 million for the six months ended June 30, 2022, as compared to $4.0 million for the six months ended June 30, 2021. The decrease of $0.1 million, or 1.8%, was primarily related to IPO-related expenses including $0.1 million in stock-based compensation expense and $0.4 million IPO bonuses in the year ago period.

Interest and Other Income (Expense), Net

	For the three months ended June 30,			For the six months ended June 30,
	2022	2021	$ change	2022	2021	$ change
(In thousands, except percentages)
Interest income (expense), net	$160	$(520)	$680	$182	$(913)	$1,095
Other income (expense), net	587	10	577	504	77	427
Interest and other income (expense), net	$747	$(510)	$1,257	$686	$(836)	$1,522

Interest and other income (expense), net was net income of $0.7 million for the three months ended June 30, 2022, as compared to net expense of $0.5 million for the three months ended June 30, 2021. The increase of $1.3 million was primarily due to a decrease in interest expense related to the derecognition of our built-to-suit lease as a result of the adoption of ASC 842. Under the new lease accounting related to the adoption of ASC 842, all lease expense related to the built-to-suit lease is now included in the cost of revenue. Additionally, during the three months ended June 30, 2022, $0.7 million of other income was related to the recognition of taxes and interest to be refunded from the Nevada Department of Taxation legal settlement. Refer to Note 8 included in these condensed consolidated financial statements for more information on the legal settlement.

Interest and other income (expense), net was net income of $0.7 million for the six months ended June 30, 2022, as compared to net expense of $0.8 million for the six months ended June 30, 2021. The increase of $1.5 million was primarily due to a decrease in interest expense related to the derecognition of our built-to-suit lease as a result of the adoption of ASC 842. Under the new lease accounting related to the adoption of ASC 842, all lease expense related to the built-to-suit lease is now included in the cost of revenue. Additionally, during the six months ended June 30, 2022, $0.7 million of other income was related to the recognition of taxes and interest to be refunded from the Nevada Department of Taxation legal settlement. Refer to Note 8 included in these condensed consolidated financial statements for more information on the legal settlement.

Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. Prior to our IPO, our available liquidity and operations were financed primarily through the sale of redeemable convertible preferred stock, equity securities and to a lesser extent, debt financing. Upon the closing of our IPO, we received net proceeds of approximately $91.1 million, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of $5.4 million. As of June 30, 2022, we had $40.3 million of cash and cash equivalents and $26.5 million of short-term investments. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our short-term and long-term working capital and capital expenditure needs. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

As of June 30, 2022, there were outstanding standby letters of credit of $6.3 million related to lease obligations with $28.7 million available to be drawn upon. The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three and six months ended June 30, 2022, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility is, at our option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period.

The 2021 Credit Facility will terminate and borrowings thereunder, if any, will be due on April 30, 2026. As of June 30, 2022, there was no outstanding balance under the 2021 Credit Facility. We are required to follow certain covenants. As of June 30, 2022, we are in compliance with the net leverage ratio covenant.

Refer to Note 6 included in these condensed consolidated financial statements for more information on the 2021 Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the six months ended June 30,
(In thousands)	2022	2021
Net cash used in operating activities	$(25,402)	$(32,607)
Net cash provided by (used in) investing activities	$14,920	$(19,540)
Net cash provided by financing activities	$39	$56,385
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
Net cash used in operating activities of $25.4 million for the six months ended June 30, 2022 was primarily due to net loss of $24.6 million, non-cash adjustments of $12.1 million and a net decrease in cash related to changes in operating assets and liabilities of $12.9 million. Non-cash adjustments primarily consisted of stock-based compensation of $7.5 million, amortization of operating ROU assets of $3.1 million and depreciation and amortization of $1.4 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $12.7 million increase in inventory to increase weeks of supply due to longer lead times and in advance of new distribution, a $5.3 million increase in accounts receivable due to timing of shipments to customers and receipt of payments and a $3.3 million use of cash due to operating lease obligations, offset by a $8.8 million increase in accounts payable due to higher inventory purchases and cost inflation, as well as the timing of payments in the six months ended June 30, 2022.

Net cash used in operating activities of $32.6 million for the six months ended June 30, 2021 was primarily due to net loss of $24.5 million, non-cash adjustments of $10.7 million and a net decrease in cash related to changes in operating assets and liabilities of $18.8 million. Non-cash adjustments primarily consisted of stock-based compensation of $8.5 million and depreciation and amortization of $2.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $5.7 million increase in inventory due to timing of inventory purchases, $4.6 million increase in accounts receivable due to increase in sales from retail customers, $4.5 million increase in prepaid expenses and other assets due to timing of payments including our annual insurance renewal, as well as the non-monetary sale of our legacy beauty inventory for future marketing and transportation credits and a $4.0 million use of cash due to the timing of payments associated with our accounts payable and operating leasing obligations.

Investing Activities

Our primary source of investing cash is the sale and maturity of short-term investments and our primary use of investing cash is the purchase of short-term investments and property and equipment.

Net cash provided by investing activities of $14.9 million for the six months ended June 30, 2022 was primarily due to purchases of short-term investments of $11.3 million, offset by maturities of short-term investments of $27.0 million.

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

Net cash provided by financing activities of $39.0 thousand for the six months ended June 30, 2022 primarily consisted of proceeds from stock option exercises and the 2021 ESPP, partially offset by principal payments of financing lease obligations and taxes paid related to net share settlement of equity awards.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(10,012)	$(20,034)	$(24,639)	$(24,518)
Interest and other (income) expense, net	(747)	510	(686)	836
Income tax provision	20	22	40	44
Depreciation and amortization	666	1,027	1,386	2,117
Stock-based compensation	3,912	6,626	7,460	8,464
Securities litigation expense	783	—	995	—
Related IPO and other transaction-related expenses(1)	—	11,085	—	12,160
Payroll tax expense related to stock-based compensation	53	12	66	12
Adjusted EBITDA	$(5,325)	$(752)	$(15,378)	$(885)
__________________

(1)     Includes IPO-related costs, including transaction-related third-party expenses, which are generally incremental costs incurred associated with the preparation of the IPO.

Material Cash Requirements

As of June 30, 2022, there were no material changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting estimates from those discussed in our Annual Report. Refer to Note 2 and 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the adoption of ASC 842 and related policy changes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the period ended June 30, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained under the heading “Litigation” in Note 8 and “Subsequent Events” in Note 14 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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
•Economic conditions, including a recession and inflationary pressures such as price increases in commodity prices, labor costs, input costs and transportation costs and their impact on consumer spending and our profit margin.
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

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely or on a hybrid remote schedule, imposing travel restrictions and temporarily closing businesses. For example, due to new COVID-19 lockdown restrictions in China in the second quarter of 2022, many of the ports have shut down which has negatively impacted and may in the future negatively impact our ability to timely receive shipments of our products. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain the spread of COVID-19, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which has adversely affected our supply chain as well as the demand for our products and has impacted our revenue and ability to service our customer orders. For example, the out-of-stock inventory due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories. While at this time we are working to manage potential disruptions to our supply chain, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact, as well as overall macroeconomic trends, are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and prospects.

The impact of the COVID-19 pandemic and overall macroeconomic trends on any of our suppliers, manufacturers, retail or ecommerce partners or transportation or logistics providers has and may continue to negatively affect the price and availability of our materials and impact our supply chain. For example, there is a supplier shortage of various raw materials used in manufacturing and distributing our products, including tree-free paper, post-consumer recycled plastic resin, post-consumer recycled cardboard shipping cartons for our Honest.com shipments and palm kernel oil. If the disruptions caused by the COVID-19 pandemic continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. For example, government restrictions have limited and may in the future limit the personnel available to receive or ship products at our distribution centers. In addition, the conditions caused by the COVID-19 pandemic may negatively impact collections of accounts receivable and cause some of our retail partners to go out of business, all of which could adversely affect our business, financial condition, results of operations and prospects.
In addition, any depression or recession resulting from the COVID-19 pandemic or other factors may adversely change customer and consumer behavior and demand, including with respect to our products, which could have an adverse effect on our business, financial condition, results of operations and prospects. For example, economic conditions, including inflationary pressures such as price increases in commodity prices, labor costs, input costs and transportation costs have impacted our profit margin and could impact consumer spending decisions to choose lower priced products. Our Digital channel has been negatively impacted in recent periods as consumers return to in-store shopping and our Retail channel may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the COVID-19 virus. Further, to the extent our third-party ecommerce or retail customers’ operations are negatively impacted, our consumers may reduce demand for or spending on our products, or consumers or ecommerce or retail partners may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our business, including as a result of an increased difficulty in planning for operations. For example, based on macro Household and Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. We recorded an inventory write-off of $0.2 million and $0.8 million, respectively, during the three and six months ended June 30, 2022 and $5.6 million for the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing demand. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things.

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

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. For example, as disinfecting and sanitization products have faced supply chain challenges, decelerating market demand and aging and slower turning inventory, we have received some product quality complaints from customers and consumers that have resulted and may in the future result in additional refunds, returns, write-offs and remediation costs. Remediation costs would be significant, including the cost to rework a product to be in sellable condition or the cost to destroy a product that cannot be remediated, and while immaterial as of June 30, 2022, it could have an adverse effect on our business, financial condition and results of operations. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our third-party manufacturers before firm orders are placed by our consumers or our retail and third-party ecommerce partners. If we fail to accurately forecast consumer and customer demand, we may experience excess inventory levels or a shortage of products to deliver to our consumers and customers. Factors that could affect our ability to accurately forecast demand for our products include: an unanticipated increase or decrease in demand for our products; our failure to accurately forecast acceptance for our new products; product introductions by competitors; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; the impact on demand due to unseasonable weather conditions; weakening of economic conditions or consumer or customer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, which could adversely affect consumer or customer confidence and spending or interrupt production and distribution of product and raw materials. For example, we periodically participate in non-recurring retail rotational programs, including a Costco rotational program that has not been renewed in 2022, key retailer-specific programs or other customer test programs, which might not be successful or continue long-term, which could make forecasting demand for products in these programs challenging.
Inventory levels in excess of consumer or customer demand have resulted and may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our business. For example, based on macro Household and Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. We recorded an inventory write-off of $0.2 million and $0.8 million, respectively, during the three and six months ended June 30, 2022 and $5.6 million for the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing demand. In addition, if we underestimate the demand for our products, our third-party manufacturers may not be able to produce products to meet our consumer or customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. For example, the out-of-stock inventory due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories.
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
In addition, following Russia’s military invasion of Ukraine in February 2022, the United States, European Union, and other nations announced various sanctions against Russia and Belarus. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies and supply chains, any or all of which could adversely affect our business, financial condition, results of operations and prospects. For example, although we don't rely directly on Russia for oil supplies, the suppliers we do source oil from could pass on price increases to us, as a result of the overall increase in oil prices. In addition, Russia's invasion of Ukraine has impacted the availability of sunflower seed oil and its derivatives, which are used in a number of our Skin and Personal Care products, and has resulted in heightened demand for replacement ingredients, such as palm kernel oil, which have availability constraints or are subject to trade restrictions. While we believe we have supply assurances or alternate sources of supply for both sunflower seed oil, its derivatives and palm kernel oil, additional market availability constraints of these raw materials could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. For example, Valor Brands LLC (dba Ontex North America), or Ontex, which manufactures and supplies certain diaper products for us, is opening a new manufacturing facility in North Carolina and its new facility may not be able to manufacture our diapers in a timely, cost-effective manner or meet our quality standards. In addition, we do not maintain long-term supply contracts with many of our suppliers and these suppliers could discontinue selling to us at any time. However, we have a long-term supply agreement with Ontex for the manufacture and supply of certain diaper products. The current term of the supply agreement with Ontex ends on December 31, 2023. In addition, our agreement with Ontex provides that Ontex will be our exclusive supplier of diaper and training pant products so long as Ontex is able to provide us such products. Either party may terminate the agreement if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. If the agreement with Ontex is terminated, is not renewed, or if Ontex becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure diaper manufacturing services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services. The loss of Ontex, or of any of our other significant suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, we have warehouse fulfillment centers located in Las Vegas, Nevada, Breinigsville, Pennsylvania and the Netherlands, all of which are managed by a single distribution partner, GEODIS Logistics LLC, or GEODIS. We have an agreement with GEODIS pursuant to which GEODIS provides warehousing, distribution and fulfillment services to us. Our agreement with GEODIS may be terminated for any reason by us or by GEODIS on delivery of prior written notice, and is renewable on an annual basis. If the agreement with GEODIS is terminated, is not renewed or if one fulfillment center is consolidated into another warehouse fulfillment center or if GEODIS becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure warehousing, distribution and fulfillment services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services and our business, financial condition, results of operations and prospects could be adversely affected. For example, we are negotiating the renewal of our agreement with GEODIS for services at our Las Vegas fulfillment center. If we are not successful negotiating that renewal, our business, financial condition, results of operations and prospects could be adversely affected.

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

10.1	Amendment Nineteen to the Logistics Services Agreement, dated as of May 17, 2022, by and between the Company and Geodis Logistics, LLC.
10.2	Amendment Twenty to the Logistics Services Agreement, dated as of July 15, 2022, by and between the Company and Geodis Logistics, LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The Honest Company, Inc.
Date: August 12, 2022	By:	/s/ Nikolaos Vlahos
Nikolaos Vlahos Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 12, 2022	By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)