Form 10-Q
period 2022-09-30
Honest Company, Inc.
filed 2022-11-10
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 92,672,893 shares of common stock, $0.0001 par value per share outstanding.

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
•our ability to offset the high inflationary environment, including commodity prices, labor costs, input cost and transportation cost inflation with price increases, productivity or investing in digital capabilities and a growing revenue base;
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
•our ability to drive household penetration and increase market share in our product categories;
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
•our expansion with retail and digital customers;
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
•our ability to offset rising consumer uncertainty and tighter inventory management by retailers;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$24,087	$50,791
Short-term investments	16,744	42,388
Accounts receivable, net	38,871	31,784
Inventories	100,278	75,668
Prepaid expenses and other current assets	14,435	13,165
Total current assets	194,415	213,796
Operating lease right-of-use asset	31,486	—
Property and equipment, net	14,891	52,952
Goodwill	2,230	2,230
Intangible assets, net	387	440
Other assets	4,951	3,179
Total assets	$248,360	$272,597
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$30,703	$28,743
Accrued expenses	29,968	19,003
Deferred revenue	781	731
Total current liabilities	61,452	48,477
Long term liabilities
Lease financing obligation, net of current portion	—	37,527
Operating lease liabilities, net of current portion	31,790	—
Other long-term liabilities	33	7,487
Total liabilities	93,275	93,491
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2022 and December 31, 2021, none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 150,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 92,590,227 and 91,512,140 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	582,396	570,794
Accumulated deficit	(427,237)	(391,656)
Accumulated other comprehensive loss	(83)	(41)
Total stockholders’ equity	155,085	179,106
Total liabilities and stockholders’ equity	$248,360	$272,597

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Revenue	$84,580	$82,651	$231,792	$238,258
Cost of revenue	58,963	52,892	161,984	153,177
Gross profit	25,617	29,759	69,808	85,081
Operating expenses
Selling, general and administrative	23,491	18,568	63,068	65,356
Marketing	12,140	13,687	38,121	41,868
Research and development	1,725	2,092	5,643	6,082
Total operating expenses	37,356	34,347	106,832	113,306
Operating loss	(11,739)	(4,588)	(37,024)	(28,225)
Interest and other income (expense), net	(29)	(526)	657	(1,362)
Loss before provision for income taxes	(11,768)	(5,114)	(36,367)	(29,587)
Income tax provision	20	22	60	67
Net loss	$(11,788)	$(5,136)	$(36,427)	$(29,654)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.06)	$(0.40)	$(0.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	92,460,987	90,397,409	92,020,423	64,399,183

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	37	10	(42)	(96)
Comprehensive loss	$(11,751)	$(5,126)	$(36,469)	$(29,750)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at December 31, 2020	49,100,928	$376,404	34,089,186	$3	$116,055	$(352,977)	$94	$(236,825)
Net loss	—	—	—	—	—	(4,484)	—	(4,484)
Other comprehensive loss	—	—	—	—	—	—	(82)	(82)
Stock options exercised	—	—	38,188	—	33	—	—	33
Stock-based compensation	—	—	—	—	1,838	—	—	1,838
Balances at March 31, 2021	49,100,928	$376,404	34,127,374	$3	$117,926	$(357,461)	$12	$(239,520)
Net loss	—	—	—	—	—	(20,034)	—	(20,034)
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)
Stock options exercised	—	—	53,694	—	295	—	—	295
Dividends paid ($0.42 per share)	—	—	—	—	(35,000)	—	—	(35,000)
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $12.2 million	—	—	6,451,613	1	91,038	—	—	91,039
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(49,100,928)	(376,404)	49,649,023	5	376,400	—		376,405
Vested restricted stock units	—	—	6,703	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,626	—	—	6,626
Balances at June 30, 2021	—	$—	90,288,407	$9	$557,285	$(377,495)	$(12)	$179,787
Net loss	—	—	—	—	—	(5,136)	—	(5,136)
Other comprehensive income (loss)	—	—	—	—	—	—	10	10
Stock options exercised	—	—	139,299	—	613	—	—	613
Vested restricted stock	—	—	162,462	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(61,722)	—	(565)	—	—	(565)
Stock-based compensation	—	—	—	—	4,776	—	—	4,776
Balance at September 30, 2021	—	$—	90,528,446	$9	$562,109	$(382,631)	$(2)	$179,485

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	91,512,140	$9	$570,794	$(391,656)	$(41)	$179,106
Net loss	—	—	—	—	—	(14,626)	—	(14,626)
Other comprehensive loss	—	—	—	—	—	—	(77)	(77)
Stock options exercised	—	—	21,556	—	113	—	—	113
Stock-based compensation	—	—	—	—	3,548	—	—	3,548
Vested restricted stock units	—	—	42,125	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(3,611)	—	(20)	—	—	(20)
ASC 842 transition effect	—	—	—	—	—	845	—	845
Balances at March 31, 2022	—	$—	91,572,210	$9	$574,435	$(405,437)	$(118)	$168,889
Net loss	—	—	—	—	—	(10,012)	—	(10,012)
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Stock options exercised	—	—	22,000	—	9	—	—	9
Stock-based compensation	—	—	—	—	3,912	—	—	3,912
Vested restricted stock	—	—	761,394	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	58,111	—	157	—	—	157
Common stock withheld for tax obligation and net settlement	—	—	(4,439)	—	(17)	—	—	(17)
Balances at June 30, 2022	—	$—	92,409,276	$9	$578,496	$(415,449)	$(120)	$162,936
Net loss	—	—	—	—	—	(11,788)	—	(11,788)
Other comprehensive income (loss)	—	—	—	—	—	—	37	37
Stock options exercised	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,900	—	—	3,900
Vested restricted stock	—	—	180,951	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	—	—	—	—	—	—
Balance at September 30, 2022	—	$—	92,590,227	$9	$582,396	$(427,237)	$(83)	$155,085
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(36,427)	$(29,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,025	3,135
Stock-based compensation	11,360	13,240
Other	4,805	204
Changes in assets and liabilities:
Accounts receivable, net	(7,087)	(8,859)
Inventories	(24,609)	(1,188)
Prepaid expenses and other assets	(3,228)	(7,552)
Accounts payable, accrued expenses and other long-term liabilities	7,604	(5,783)
Deferred revenue	49	98
Operating lease liabilities	(5,161)	—
Net cash used in operating activities	(50,669)	(36,359)
Cash flows from investing activities
Purchases of short-term investments	(12,782)	(65,267)
Proceeds from sales of short-term investments	—	26,858
Proceeds from maturities of short-term investments	38,219	9,862
Purchases of property and equipment	(1,433)	(187)
Net cash provided by (used in) investing activities	24,004	(28,734)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting commissions and discounts	—	96,517
Taxes paid related to net share settlement of equity awards	(37)	(565)
Dividends paid	—	(35,000)
Proceeds from exercise of stock options	122	941
Payment of initial public offering costs	—	(5,477)
Proceeds from 2021 ESPP	157	—
Payments on finance lease liabilities	(281)	(857)
Net cash provided by (used in) financing activities	(39)	55,559
Net decrease in cash and cash equivalents	(26,704)	(9,534)
Cash and cash equivalents
Beginning of the period	50,791	37,200
End of the period	$24,087	$27,666

Supplemental disclosures of noncash activities
Equipment acquired under capital lease obligations	$—	$105
Capital expenditures included in accounts payable and accrued expenses	$92	$27
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2022
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
In light of the unknown ultimate duration and severity of COVID-19 and the impact of any COVID-19 variants, the Company faces a greater degree of uncertainty than normal in making certain judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of September 30, 2022 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro trends within our Household and Wellness product category, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers are vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. The Company recorded an inventory write-down of $0.8 million during the nine months ended September 30, 2022 and $5.6 million for the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of the decreasing demand. During the three months ended September 30, 2022, the Company donated $1.5 million of excess sanitization products. The Company will continue to monitor and evaluate the uncertainty and volatility of these conditions, in particular, the impact on the amount and valuation of the Company’s inventory in the future.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable is presented net of allowances. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides allowances as necessary for doubtful accounts. The allowance for doubtful accounts was $0.2 million as of both September 30, 2022 and December 31, 2021.
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

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
(In thousands)
Digital	$33,782	$39,114	$105,913	$116,395
Retail	50,798	43,537	125,879	121,863
Total revenue	$84,580	$82,651	$231,792	$238,258

Revenue by product category:	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
(In thousands)
Diapers and Wipes	$55,222	$53,847	$150,411	$151,251
Skin and Personal Care	21,992	25,375	66,534	75,486
Household and Wellness	7,366	3,429	14,847	11,521
Total revenue	$84,580	$82,651	$231,792	$238,258
Non-Monetary Transactions

During the three and nine months ended September 30, 2022, the Company entered into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognized revenue reflecting the fair value of the marketing and transportation credits, with the corresponding asset included in prepaid expenses and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the three and nine months ended September 30, 2022, the Company recognized $1.6 million and $2.9 million, respectively, of revenue and $0.8 million and $1.6 million, respectively, of associated cost of revenue based on the timing of delivery of goods. For the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $4.5 million, respectively, of revenue and $0.4 million and $3.8 million, respectively, of associated cost of revenue based on the timing of delivery of goods. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they become determinable. During the nine months ended September 30, 2022, the Company recorded no impairment losses related to these credits and used an aggregate of $1.2 million of credits.

4.     Investments

As of September 30, 2022 and December 31, 2021, all investments in debt securities are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of September 30, 2022 and December 31, 2021, the Company held $16.7 million and $36.4 million, respectively, of investments with contractual maturities of less than one year. As of September 30, 2022, the Company did not have any investments with contractual maturities between one and two years. As of December 31, 2021, the Company held $6.0 million of investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).
The following table summarizes the Company’s available-for-sale investments:

	As of September 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$10,966	$—	$(59)	$10,907
Commercial paper	576	—	—	576
Certificates of deposit	2,984	—	(13)	2,971
U.S. government and agency securities	2,301	—	(11)	2,290
Total investments	$16,827	$—	$(83)	$16,744

	As of December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$18,605	$—	$(28)	$18,577
Certificates of deposit	17,099	—	(5)	17,095
U.S. government and agency securities	6,725	—	(9)	6,716
Total investments	$42,429	$—	$(42)	$42,388

Realized gains and losses on investments in debt securities were immaterial for the three and nine months ended September 30, 2022 and 2021.

5.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$15,236	$—	$—	$15,236
Total cash equivalents	15,236	—	—	15,236
Short-term investments
Corporate bonds	—	10,907	—	10,907
Commercial paper	—	576	—	576
Certificates of deposit	—	2,971	—	2,971
U.S. government and agency securities	—	2,290	—	2,290
Total short-term investments	—	16,744	—	16,744
Total	$15,236	$16,744	$—	$31,980

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$29,411	$—	$—	$29,411
Total cash equivalents	29,411	—	—	29,411
Short-term investments
Corporate bonds	—	18,577	—	18,577
Certificates of deposit	—	17,095	—	17,095
U.S. government and agency securities	—	6,716	—	6,716
Total short-term investments	—	42,388	—	42,388
Total	$29,411	$42,388	$—	$71,799

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

6.     Credit Facilities

In April 2021, the Company entered into a first lien credit agreement (“2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2021 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduces the amount available under the 2021 Credit Facility. As of September 30, 2022, there were outstanding standby letters of credit of $4.8 million related to lease obligations with $30.2 million available to be drawn upon. The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. The Company recognizes the commitment fee as incurred in interest and other expense, net in the condensed consolidated statements of comprehensive loss. For the three and nine months ended September 30, 2022, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility is, at the Company’s option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period. As of September 30, 2022, there was no outstanding balance under the 2021 Credit Facility.

The 2021 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company is also subject to certain affirmative and negative covenants including the requirement that it maintains a total net leverage ratio of not more than 3.50:1.00 during the periods set forth in the 2021 Credit Facility. Failure to do so, unless waived by the lenders under the 2021 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2021 Credit Facility. As of September 30, 2022, the Company was in compliance with the net leverage ratio covenant.

7.     Accrued Expenses

Accrued expenses consisted of the following as of:

	September 30, 2022	December 31, 2021
(In thousands)
Payroll and payroll related expenses	$3,014	$2,497
Accrued inventory purchases	14,277	8,838
Accrued returns	161	1,455
Accrued rent(1)	7,587	—
Other accrued expenses	4,929	6,213
Total accrued expenses	$29,968	$19,003
____________________

(1) Represents short-term operating lease liabilities upon adoption of ASC 842. Refer to Note 13 included in these condensed consolidated financial statements for more information on leases.

8. Commitments and Contingencies

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

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021 the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter was $0.7 million including penalties and interest, for which the Company has paid $0.6 million as of December 31, 2021. During the year ended December 31, 2021, the Company recorded interest expense of $0.1 million in interest and other income (expense), net on the condensed consolidated statements of comprehensive loss. The Company filed its Notice of Appeal on July 1, 2021 and its opening brief on January 28, 2022. The Department filed its answering brief on March 4, 2022 and the Company filed its reply brief on March 23, 2022. The Nevada Tax Commission heard the appeal on May 2, 2022. The Nevada Tax Commission upheld the Company's appeal and overturned the Department's Deficiency Notice. The Company intends to submit a refund request for the taxes and interest paid, following the Department's June 9, 2021 decision, that were subject to abatement under the December 2016 Abatement Agreement. The Company recognized $0.7 million in other income in interest and other income (expense), net on the condensed consolidated statements of comprehensive loss during the nine months ended September 30, 2022 related to the anticipated refund of taxes and interest paid.

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

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s IPO. A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. Each of these federal and state court derivative cases have been stayed pending the outcome of a motion for summary judgment in the securities class action. The Company is also aware that a fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware on October 19, 2022 with similar allegations, but that complaint has not yet been served on the Company. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. The Company believes the securities complaints are without merit and intends to vigorously defend itself against these allegations. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of the loss or make an estimate of the loss or range of loss in these matters.

On August 10, 2022, Catrice Sida and Kris Yerby filed a putative class action complaint in the U.S. District Court for the Northern District of California alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, breach of warranty, and unjust enrichment related to plant-based claims on certain of the Company’s wipes products and seeking declaratory relief, injunctive relief, monetary damages, punitive damages and statutory penalties, and attorneys’ fees and costs. The Company filed its motion to dismiss on October 17, 2022. Plaintiffs filed their opposition to the Company's motion to dismiss on November 1, 2022 and the Company's reply was filed on November 8, 2022. The Company believes this complaint is without merit and intends to vigorously defend itself in this matter. The matter is in the preliminary stages of litigation and its outcome is uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the range of loss in this matter.

As of September 30, 2022 and December 31, 2021, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably. Refer to Note 14 included in these condensed consolidated financial statements for more information on a litigation matter.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of September 30, 2022 and December 31, 2021, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

9.Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2021	16,440,539	$5.26
Granted	—	$—
Exercised	(43,556)	$2.81
Forfeited/Cancelled	(1,381,685)	$5.52
Outstanding at September 30, 2022	15,015,298	$5.24

2021 Equity Incentive Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. All equity-based awards granted on or after the effectiveness of the 2021 Plan are granted under the 2021 Plan. The 2021 Plan provides for grants of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any of its affiliates’ employees and consultants. Initially, the maximum number of shares of the Company’s common stock that may be issued under its 2021 Plan will not exceed 25,025,580 shares of the Company’s common stock. In addition, the number of shares of the Company’s common stock reserved for issuance under its 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors prior to the date of the increase. On January 1, 2022, 3,660,485 additional shares were reserved for issuance pursuant to this provision. The maximum number of shares of the Company’s common stock that may be issued on the exercise of ISOs under its 2021 Plan is 75,100,000 shares.

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Officers and Employees	Non-Employee Directors	Officers and Employees
Unvested RSUs at December 31, 2021	103,561	2,867,306	$16.00	$13.58
Granted	485,806	3,030,953	$3.51	$5.11
Vested(1)	(121,256)	(863,214)	$13.84	$12.96
Forfeited	(4,641)	(662,714)	$8.09	$10.80
Unvested RSUs at September 30, 2022	463,470	4,372,331	$3.55	$8.25
__________________________

(1) Includes 8,050 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2021 Plan.

As of September 30, 2022, there was $34.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The Company authorized the issuance of 1,175,000 shares of common stock under the 2021 ESPP. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031 by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,525,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2022, 915,121 additional shares were reserved for issuance pursuant to this provision. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase common stock at a discounted price per share.

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. The first offering period under the 2021 ESPP commenced in May 2021 and the second offering in November 2021. For the three months ended September 30, 2022, no shares were purchased under the 2021 ESPP. For the nine months ended September 30, 2022, 58,111 shares were purchased under the 2021 ESPP. As of September 30, 2022, the Company had 1,992,520 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

For the nine months ended September 30, 2022
Expected life of options (in years)	0.50
Expected stock price volatility	73.27%
Risk free interest rate	1.52%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$1.12

Stock-Based Compensation Expense
Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
(In thousands)
Selling, general and administrative	$3,852	$4,466	$10,929	$12,408
Research and development	48	310	431	832
Total stock-based compensation expense	$3,900	$4,776	$11,360	$13,240

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for share and per share values)	2022	2021	2022	2021
Numerator:
Net loss	$(11,788)	$(5,136)	$(36,427)	$(29,654)
Add: gain on conversion of preferred stock(1)	—	—	—	28,994
Less: dividends paid to preferred stockholders(2)	—	—	—	(20,637)
Net loss attributable to common stockholders - basic and diluted	$(11,788)	$(5,136)	$(36,427)	$(21,297)

Denominator:
Weighted average shares of common stock outstanding - basic	92,460,987	90,397,409	92,020,423	64,399,183
Weighted average shares of common stock outstanding - diluted	92,460,987	90,397,409	92,020,423	64,399,183

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.13)	$(0.06)	$(0.40)	$(0.33)

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

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	15,015,298	17,446,457	15,015,298	17,446,457
Unvested restricted stock units	4,835,801	2,549,347	4,835,801	2,549,347
Employee stock purchase plan	68,497	30,789	68,497	30,789
Total	19,919,596	20,026,593	19,919,596	20,026,593

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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions that will be effective on January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. While the Company is still evaluating the impact of the Act, the Company does not expect any material changes on its consolidated financial position, results of operations and cash flows.

During the three and nine months ended September 30, 2022 and 2021, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive loss.

12.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.1 million and $0.4 million, respectively, of advertising costs for this related party during the three and nine months ended September 30, 2021, which is reported as marketing expense in the Company’s condensed consolidated statements of comprehensive loss. The Company incurred $0.2 million advertising costs for this related party during the nine months ended September 30, 2022. The Company did not incur any advertising costs for this related party during the three months ended September 30, 2022.

13.     Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to six years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the ROU assets and lease liability. The Company elected the practical expedient to not separate lease and non-lease components, as such non-lease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate. Most of the Company’s leases do not contain an implicit interest rate; therefore, judgement is required in determining a rate that reflects what would be paid to borrow, on a collateralized basis and over a similar term, for the lease obligations. The Company takes into consideration the terms of its 2021 Credit Facility, lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. As of September 30, 2022, the Company’s weighted-average discount rate was 2.29%, while the weighted-average remaining lease term was 4.8 years.

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
(3)    Represents reclassification of deferred rent to operating lease ROU assets upon adoption of ASC 842.
(4)    Represents a decrease to the beginning fiscal 2022 accumulated deficit related to the adoption of ASC 842.

The components of lease expense were as follows (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Finance lease expense:
Amortization	$62	$241
Interest on lease liabilities(1)	1	7
Operating lease expense:
Operating lease expense(2)	1,795	5,362
Sublease income	(501)	(1,504)
Total lease expense, net	$1,357	$4,106

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

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	September 30, 2022

Finance lease assets	Property and equipment, net	$91
Operating lease assets	Operating lease right-of-use asset	31,486
Total lease assets		$31,577
Liabilities
Current
Finance lease liabilities	Accrued expenses	$53
Operating lease liabilities	Accrued expenses	7,587
Non-current
Finance lease liabilities	Other long-term liabilities	$33
Operating lease liabilities	Operating lease liabilities, net of current portion	31,790
Total lease liabilities		$39,463

Supplemental information related to the Company’s leases for the nine months ended September 30, 2022 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	1.6
Operating leases	4.8
Weighted-average discount rate
Finance leases	3.00%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$7
Operating cash flows used in operating leases	$5,161
Finance cash flows used in finance leases	$281

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the nine months ended September 30, 2022 for either finance or operating leases.

Future minimum lease payments required under operating and finance leases as of September 30, 2022, were as follows (in thousands):

	Operating Leases	Finance Leases
Remaining 2022	$2,068	$10
2023	8,468	57
2024	8,704	21
2025	8,950	—
2026	9,201	—
2027	4,245	—
Thereafter	—	—
Future minimum lease payments	$41,636	$88
Less: Amount representing interest	(2,259)	(2)
Present value of future lease payments	$39,377	$86

As of December 31, 2021, the future minimum rental payments under noncancelable leases with offsetting sublease revenue are as follows:

(in thousands)	Facility Leases	Subleases	Build-to-Suit Lease	Capital Leases
Years Ending December 31,

2022	$5,231	$(1,936)	$2,639	$280
2023	5,754	(1,994)	2,714	57
2024	5,916	(2,054)	2,788	21
2025	6,082	(2,115)	2,868	—
2026	6,253	(2,179)	2,948	—
Thereafter	1,357	(369)	2,888	—
Future minimum lease payments (income)	$30,593	$(10,647)	$16,845	$358
Less: Amount representing interest				(8)
Present value of future lease payments				$350

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

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three product categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 65%, 26%, and 9%, respectively, of our revenue for the three months ended September 30, 2022, compared to 65%, 31%, and 4%, respectively, of our revenue for the three months ended September 30, 2021, and 65%, 29%, and 6%, respectively, of our revenue for the nine months ended September 30, 2022, compared to 63%, 32%, and 5%, respectively, of our revenue for the nine months ended September 30, 2021. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.
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

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our retail accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Costco, Target, Amazon and Walmart in 2013, 2014, 2017 and 2022, respectively. For the three months ended September 30, 2022, we generated 40% and 60% of our revenue from our Digital and Retail channels, respectively, compared to 47% and 53%, respectively, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we generated 46% and 54% of our revenue from our Digital and Retail channels, respectively, compared to 49% and 51%, respectively, for the nine months ended September 30, 2021. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise our Digital channel, and our Retail channel, which includes leading retailers and their websites. As of September 30, 2022, our products can be found in approximately 50,000 retail locations across the United States, Canada and Europe. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe is not easily replicated by our competitors. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

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

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients and continue to innovate in the clean conscious lifestyle space. Based in Los Angeles, California, our research and development team, including chemists, in-house toxicologists and an ecotoxicologist, develops innovative clean products based on the latest green technology. At Honest, product innovation never stops. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to continue to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and natural product categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

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

Continued Execution of Omnichannel Strategy

The continued execution of our omnichannel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to drive increased consumer traffic to our flagship digital platform, Honest.com, as it is a valuable tool for creating direct connections with our consumers, influencing brand experience and understanding consumer preference and behavior. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. We will continue to pursue partnerships with a wide variety of retailers, including online retailers, club retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period.

Operational and Marketing Efficiency

To grow our business, we intend to continue to improve our operational and marketing efficiency, which includes attracting new consumers, increasing community engagement and improving fulfillment and distribution operations. We invest significant resources in marketing and content generation, use a variety of brand and performance marketing channels and work continuously to improve brand exposure at our retail customers to acquire new consumers. It is important to maintain reasonable costs for these marketing efforts relative to the revenue we expect to derive from our consumers. We leverage our proprietary Honest Omni-Analytics to generate valuable consumer insights that guide our omnichannel strategy and inform our marketing spend optimization. Our future success depends in part on our ability to effectively attract consumers on a cost-efficient basis and achieve efficiencies in our operations.

Our paid advertising includes search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Paid advertising costs significantly increased industry-wide in 2021, which negatively impacted our ability to cost-effectively drive traffic to Honest.com and contributed to the decline in Digital revenue in 2021 and for the three and nine months ended September 30, 2022. We expect these elevated costs in paid advertising to continue to impact marketing efficiencies, costs and revenue in our Digital channel for the remainder of 2022.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in a conscious lifestyle has contributed to higher demand for our products. Further, the rise in digital shopping has complemented our flagship digital platform, Honest.com, our presence with third-party ecommerce players and our Retail customers’ websites. During the three and nine months ended September 30, 2022, we continued to see our retail consumption growth be at a higher level than our digital consumption growth as more consumers chose to return to in-store shopping. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic or broader macroeconomic conditions, such as inflation, have resulted and could in the future result in fluctuations in our operating results.

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

The operations of our retail customers, manufacturers and suppliers have also been impacted by the COVID-19 pandemic. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may negatively impact collections of accounts receivable and reduce expected spending from new consumers, all of which could adversely affect our business, financial condition, results of operations and prospects in the future, and has led to tighter inventory management by retailers, which has negatively impacted our revenue and fulfillment operations, and may continue in the future. Prolonged unfavorable economic conditions, including as a result of COVID-19 or similar outbreaks, and any resulting recession or slowed economic growth, may have an adverse effect on our sales and profitability.

Supply Chain Disruptions

We have experienced some impacts on our inventory availability and delivery capacity since the COVID-19 outbreak. The out-of-stock inventory due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories. In the fourth quarter of 2021, we experienced lower than expected inventory receipts due largely to global supply chain delays, including a delay in receiving shipments from overseas, which we also experienced in the second quarter of 2022. For example, due to new COVID-19 lockdown restrictions in China in the second quarter of 2022, many of the ports shut down which has negatively impacted and may in the future negatively impact our ability to timely receive shipments of our products. To the extent that additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain the spread of COVID-19, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which has adversely affected our supply chain as well as the demand for our products and has impacted our revenue and ability to service our customer orders. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, new distribution and longer lead times.

As a result of the COVID-19 pandemic and other macroeconomic trends, we and our distribution partners have experienced some disruptions to the operations of our fulfillment centers, including a nationwide truck driver shortage. For example, during the fourth quarter of 2021, some employees at our warehouse facilities were ill with COVID-19 and/or following quarantine protocols, which coupled with the nationwide truck driver shortage, negatively impacted our and our distribution partner’s ability to fulfill orders in a timely manner and had a negative impact on our results of operations. In addition, an international freight forwarder partner experienced a cyber attack during the first quarter of 2022 resulting in a delay in the shipment and launch of our Beauty Restage products in Europe. Also, in the third quarter of 2022, some of our digital and retail customers began to reduce inventory on hand and have changed fulfillment schedules, which has negatively impacted our fulfillment operations and our revenue and is expected to continue to do so in the future.

We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our consumers and retail and third-party ecommerce customers. We have experienced and anticipate continued increases in commodity prices, labor costs, input costs and transportation costs in 2022. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories, respectively, that those hurdles had been met. In addition, in the third quarter of 2022, we received requests from the same two third-party manufacturers to renegotiate purchase costs due to continued increases in raw material costs. As a result, we negotiated and agreed to higher purchase prices which has negatively impacted our cost of revenue during the three and nine months ended September 30, 2022 and will continue to have a negative impact on our results of operations. Due to continued elevated input costs such as fluff pulp, we anticipate further escalation of purchase costs and cost of revenue in the fourth quarter of 2022 and in 2023. Moreover, the demand for sustainable packaging and ingredients is outpacing the supply and increasing the cost of these raw materials. For example, there is a supplier shortage or significant demand of and cost impacts to various raw materials used in manufacturing and distributing our products, including tree-free paper, post-consumer recycled plastic resin, post-consumer recycled cardboard shipping cartons for our Honest.com shipments, surfactants, fluff pulp and other diaper raw materials and palm kernel oil. We implemented price increases that took effect in the first half of 2022 and plan to implement additional pricing increases in December 2022 and in the future as needed to offset current and future input cost inflation and have pursued productivity initiatives to offset these price increases. However, we may not be able to increase our prices or productivity sufficient to offset these costs. We continue to experience significant increasing input cost levels that have and could continue to hamper our ability to drive margin expansion. Customer demand for our products may change based on price increases.

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

In 2021, we began to see increased consumer willingness to return to in-store shopping as the economy reopened and more of the population became vaccinated, driving revenue growth within our Retail channel, specifically within our Diapers and Wipes and Skin and Personal Care product categories in 2021. During the three and nine months ended September 30, 2022, the Retail channel revenue continued to increase compared to our Digital channel due to expanded and new distribution, marketing efforts and strong retail consumption across product categories.

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. For example, given the significant decline in consumer demand for sanitizing and disinfecting products, we recorded an inventory write-down of $5.6 million during the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing and projected demand. Management is implementing various strategies to address this reduction in demand and the related impact on gross margin, including higher markdowns and promotions to clear through inventory, liquidation efforts, focusing on products with highest customer interest and developing new creative advertising to drive demand. There is no guarantee that customer demand will increase in our favor or that we will be able to successfully implement these strategies in light of rising consumer uncertainty and tighter inventory management by retailers. Depending on future consumer behavior in relation to changes in the COVID-19 pandemic and related aging of inventory, among other factors, we may incur additional inventory write-downs, customer returns or incur additional donation expense to reduce excess inventory. During the three months ended September 30, 2022, the Company donated $1.5 million of excess sanitization products.

Due to increasing supply chain lead times and new retail distribution, we have increased our inventory levels to ensure in-stock position to service customers and consumers. In addition, inflation in input costs including higher product costs, inbound shipping and warehouse labor has resulted in a higher dollar value of inventory. For example, in the nine months ended September 30, 2022, inventory has increased by $24.6 million. We will continue to increase inventory levels as needed to support the growth of the business and respond to the dynamic supply chain environment.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions that will be effective on January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. While we are still evaluating the impact of the Act, we do not expect any material changes on our consolidated financial position, results of operations and cash flows.

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

In 2019 we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we licensed certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. For the three and nine months ended September 30, 2022, we collected $0.1 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2021, we collected $0.2 million and $0.7 million, respectively, in royalty revenue related to our license agreement. In August 2022, we terminated the license agreement in advance of its expiration date and entered into a supplier services agreement with Butterblu, pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us. As part of the supplier services agreement, we acquired all of Butterblu's existing inventory of Honest baby apparel products for $5.5 million, and have agreed to purchase and own inventory for the term of the service agreement which is until December 31, 2026, unless terminated sooner. We entered into this supplier services agreement to create growth opportunities and synergies between our portfolio of products. Butterblu continues to operate and maintain our baby apparel offerings independently through the honestbabyclothing.com website. Honest Baby Clothing® sales are now reflected as revenue in our condensed consolidated statements of operations. For both the three and nine months ended September 30, 2022, we recognized $3.8 million in revenue, excluding royalty revenue, which was included in our Household and Wellness product category, and $3.0 million of associated cost of revenue. Our baby apparel offerings and our supplier services agreement with Butterblu are not currently material to our business.
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
Marketing

Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production and other public relations and promotional initiatives. Given higher costs in digital marketing and increased retail distribution, we have shifted the focus of our marketing spend towards supporting retail marketing programs and top of funnel marketing activities. We will continue to invest in marketing initiatives in our product categories and hero products with key retailers, as well as expand brand awareness, introduce new product innovation across multiple product categories and implement new marketing strategies in the United States and abroad. As we expand our distribution in existing international markets and launch new products, we expect to make marketing investments to build brand awareness, drive trial and set the foundation for future revenue growth in global markets.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
(In thousands)
Revenue	$84,580	$82,651	$231,792	$238,258
Cost of revenue	58,963	52,892	161,984	153,177
Gross profit	25,617	29,759	69,808	85,081
Operating expenses
Selling, general and administrative(1)	23,491	18,568	63,068	65,356
Marketing	12,140	13,687	38,121	41,868
Research and development(1)	1,725	2,092	5,643	6,082
Total operating expenses	37,356	34,347	106,832	113,306
Operating loss	(11,739)	(4,588)	(37,024)	(28,225)
Interest and other income (expense), net	(29)	(526)	657	(1,362)
Loss before provision for income taxes	(11,768)	(5,114)	(36,367)	(29,587)
Income tax provision	20	22	60	67
Net loss	$(11,788)	$(5,136)	$(36,427)	$(29,654)

__________________________

(1)    Includes stock-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
(In thousands)
Selling, general and administrative	$3,852	$4,466	$10,929	$12,408
Research and development	48	310	431	832
Total	$3,900	$4,776	$11,360	$13,240
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue*:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.7	64.0	69.9	64.3
Gross profit	30.3	36.0	30.1	35.7
Operating expenses
Selling, general and administrative	27.8	22.5	27.2	27.4
Marketing	14.4	16.6	16.4	17.6
Research and development	2.0	2.5	2.4	2.6
Total operating expenses	44.2	41.6	46.1	47.6
Operating loss	(13.9)	(5.6)	(16.0)	(11.8)
Interest and other income (expense), net	—	(0.6)	0.3	(0.6)
Loss before provision for income taxes	(13.9)	(6.2)	(15.7)	(12.4)
Income tax provision	—	—	—	—
Net loss	(13.9)%	(6.2)%	(15.7)%	(12.4)%
______________

* Amounts may not sum due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$55,222	$53,847	$1,375	2.6%	$150,411	$151,251	$(840)	(0.6)%
Skin and Personal Care	21,992	25,375	(3,383)	(13.3)	66,534	75,486	(8,952)	(11.9)
Household and Wellness	7,366	3,429	3,937	114.8	14,847	11,521	3,326	28.9
Total Revenue	$84,580	$82,651	$1,929	2.3%	$231,792	$238,258	$(6,466)	(2.7)%

	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$33,782	$39,114	$(5,332)	(13.6)%	$105,913	$116,395	$(10,482)	(9.0)%
Retail	50,798	43,537	7,261	16.7	125,879	121,863	4,016	3.3
Total Revenue	$84,580	$82,651	$1,929	2.3%	$231,792	$238,258	$(6,466)	(2.7)%

Revenue was $84.6 million for the three months ended September 30, 2022, as compared to $82.7 million for the three months ended September 30, 2021. The increase of $1.9 million, or 2.3%, was driven by a $3.9 million and $1.4 million revenue increase in Household and Wellness and Diapers and Wipes products, respectively, partially offset by a revenue decrease of $3.4 million in Skin and Personal Care. The revenue increase in Household and Wellness was primarily driven by $3.8 million in revenue from Honest Baby Clothing as a result of our transition from a license agreement to a supplier services agreement with Butterblu. The revenue increase in Diapers and Wipes was primarily driven by a $1.9 million increase in wipes revenue driven by strong consumption as consumers continued to expand alternate usage of wipes beyond diapering, as well as distribution gains, price increases and larger-size offerings, offset by a decrease in diaper revenue of $0.5 million due to $4.5 million decrease in revenue in our Digital channel, which was offset by a $3.9 million increase in revenue in our Retail channel driven by distribution gains and strong consumption trends. The Skin and Personal Care revenue decrease was primarily driven by a $5.7 million decrease in revenue due to a rotational program with a key club retailer during the three months ended September 30, 2021 that did not occur during the three months ended September 30, 2022, offset by an increase in revenue due to the launch of baby personal care products with a new retail customer, price increases and an increase in beauty product revenues due to product innovation.

We estimate that pricing actions taken in the first half of 2022 contributed $3.4 million to revenue for the three months ended September 30, 2022.

Revenue was $231.8 million for the nine months ended September 30, 2022, as compared to $238.3 million for the nine months ended September 30, 2021. The decrease of $6.5 million, or 2.7%, was primarily due to a $9.0 million decrease in revenue from Skin and Personal Care products, and a $0.8 million decrease in revenue from Diapers and Wipes, offset by a $3.3 million increase in revenue from Household and Wellness products. The revenue decrease from Skin and Personal Care was primarily driven by $4.4 million in liquidation sales in advance of our Beauty Restage to clear out legacy inventory and a decrease of $5.7 million in revenue due to a rotational program with a key club retailer that occurred during the nine months ended September 30, 2021 and did not occur during the nine months ended September 30, 2022, offset by price increases and distribution gains. The revenue decrease in Diapers and Wipes was primarily driven by a decrease in diaper revenue due to lower traffic and decreased revenue in our Digital channel as the price of digital marketing escalated and impacted our ability to cost-effectively drive traffic to our Honest.com and digital customers, offset by an increase in our wipes revenue, price increases and distribution gains. The revenue increase in Household and Wellness was primarily driven by $3.8 million in revenue from Honest Baby Clothing as a result of our transition from a license agreement to a supplier services agreement with Butterblu.

We estimate that pricing actions taken in the first half of 2022 contributed $7.4 million to revenue for the nine months ended September 30, 2022.

The increase in revenue in our Retail channel for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily driven by new distribution, an increase in revenue at a key retailer driven by strong consumption supported by investments in merchandising and marketing, offset by a decrease in revenue due to a rotational program at a key club retailer that did not repeat this year. The decrease in revenue in our Digital channel for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily driven by a reduction in revenue by a key digital customer due to an inventory reduction and the timing of shipments related to its national promotional event that occurred during the three months ended September 30, 2021, that did not occur during the three months ended September 30, 2022, as well as higher digital marketing costs which impacted our ability to cost-effectively drive traffic to Honest.com and digital customers.

The increase in revenue in our Retail channel for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to an increase in revenue across product categories related to new retail distribution gains and strong consumption growth, offset by two rotational programs (sanitization and disinfecting and baby and personal care) with a key club customer during the nine months ended September 30, 2021, that did not occur during the nine months ended September 30, 2022. The decrease in revenue in our Digital channel for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to consumers returning to in-store shopping and higher digital marketing costs which impacted the ability to cost-effectively drive traffic to Honest.com and digital customers.

Cost of Revenue and Gross Profit

	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
Cost of revenue	$58,963	$52,892	$6,071	11.5%	$161,984	$153,177	$8,807	5.7%
Gross profit	$25,617	$29,759	$(4,142)	(13.9)%	$69,808	$85,081	$(15,273)	(18.0)%

Cost of revenue was $59.0 million for the three months ended September 30, 2022, as compared to $52.9 million for the three months ended September 30, 2021. The increase of $6.1 million, or 11.5%, was primarily due to higher fulfillment costs, especially in transportation, freight and warehouse labor costs, product costs driven by higher revenue from Honest Baby Clothing and increased product costs for our diapers and personal care, as compared to the three months ended September 30, 2021, partially offset by cost reduction projects. Cost of revenue as a percentage of revenue increased by 572 basis points primarily due to higher input costs, along with higher trade promotion levels as compared to the three months ended September 30, 2021, partially offset by pricing increases taken in the first half of 2022 and cost reduction projects.

Cost of revenue was $162.0 million for the nine months ended September 30, 2022, as compared to $153.2 million for the nine months ended September 30, 2021. The increase of $8.8 million, or 5.7%, was primarily due to higher fulfillment costs, especially in transportation, freight and warehouse labor costs, product costs driven by higher revenue from Honest Baby Clothing and increased product costs for our diapers and personal care products, as well as rent expense related to our warehouse facility due to the derecognition of our built-to-suit lease as a result of the adoption of ASC 842 (previously recognized in interest expense). Cost of revenue as a percentage of revenue increased by 559 basis points primarily due to higher input costs, along with higher trade promotion levels as compared to the nine months ended September 30, 2021, partially offset by pricing increases taken in the first half of 2022 and cost reduction projects.

Gross profit was $25.6 million for the three months ended September 30, 2022, as compared to $29.8 million for the three months ended September 30, 2021. The decrease of $4.1 million, or 13.9%, was primarily due to higher input costs and higher expenses associated with promotional activity, partially offset by pricing increases that went into effect in 2022 and cost savings.

Gross profit was $69.8 million for the nine months ended September 30, 2022, as compared to $85.1 million for the nine months ended September 30, 2021. The decrease of $15.3 million, or 18.0%, was primarily due to the decrease in revenue in our Skin and Personal Care product category, fixed cost deleverage, higher input costs and higher expenses associated with promotional activity, partially offset by pricing increases that went into effect in 2022, favorable product mix and cost savings, including the consolidation of a distribution center.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$23,491	$18,568	$4,923	26.5%	$63,068	$65,356	$(2,288)	(3.5)%

Selling, general and administrative expenses were $23.5 million for the three months ended September 30, 2022, as compared to $18.6 million for the three months ended September 30, 2021. The increase of $4.9 million, or 26.5%, was primarily due to $1.7 million increase in legal fees, $1.5 million increase in employee-related expenses due to higher headcount and $1.4 million increase in donation expenses.

Selling, general and administrative expenses were $63.1 million for the nine months ended September 30, 2022, as compared to $65.4 million for the nine months ended September 30, 2021. The decrease of $2.3 million, or 3.5%, was primarily due to non-recurring IPO related expenses for the nine months ended September 30, 2021 that did not occur during the nine months ended September 30, 2022, offset by an increase of $2.6 million in legal fees, a $2.1 million increase in employee-related expenses due to higher headcount, a $1.9 million increase in donation expenses and a $0.7 million increase in insurance costs related to operating as a public company. The IPO-related expenses during the nine months ended September 30, 2021 included $9.1 million in bonus payments made to certain employees, including members of management, excluding payroll taxes and expenses, $1.9 million in stock-based compensation expense related to the vesting of performance based awards and $1.0 million in accounting expenses related to the IPO during the nine months ended September 30, 2021.

Marketing Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
Marketing	$12,140	$13,687	$(1,547)	(11.3)%	$38,121	$41,868	$(3,747)	(8.9)%

Marketing expenses were $12.1 million for the three months ended September 30, 2022, as compared to $13.7 million for the three months ended September 30, 2021. The decrease of $1.5 million, or 11.3%, was primarily due to a $4.2 million reduction in digital advertising, offset by a $2.0 million increase in retail marketing to support new distribution and an $0.6 million increase in public relations and influencer marketing.

Marketing expenses were $38.1 million for the nine months ended September 30, 2022, as compared to $41.9 million for the nine months ended September 30, 2021. The decrease of $3.7 million, or 8.9%, was primarily due to a $8.1 million reduction in digital advertising, offset by a $3.6 million increase in retail marketing to support new distribution and higher return shopper marketing, as well as $0.8 million increase in public relations and influencer marketing.

Research and Development Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2022	2021	$ change	% change	2022	2021	$ change	% change
(In thousands, except percentages)
Research and development	$1,725	$2,092	$(367)	(17.5)%	$5,643	$6,082	$(439)	(7.2)%

Research and development expenses were $1.7 million for the three months ended September 30, 2022, as compared to $2.1 million for the three months ended September 30, 2021. The decrease of $0.4 million, or 17.5%, was primarily related to a $0.3 million decrease in stock-based compensation expense.

Research and development expenses were $5.6 million for the nine months ended September 30, 2022, as compared to $6.1 million for the nine months ended September 30, 2021. The decrease of $0.4 million, or 7.2%, was primarily related to a $0.4 million decrease in stock-based compensation expense.

Interest and Other Income (Expense), Net

	For the three months ended September 30,			For the nine months ended September 30,
	2022	2021	$ change	2022	2021	$ change
(In thousands, except percentages)
Interest income (expense), net	$140	$(440)	$580	$322	$(1,353)	$1,675
Other income (expense), net	(169)	(86)	(83)	335	(9)	344
Interest and other income (expense), net	$(29)	$(526)	$497	$657	$(1,362)	$2,019

Interest and other income (expense), net was net expense of $29 thousand for the three months ended September 30, 2022, as compared to net expense of $0.5 million for the three months ended September 30, 2021. The decrease of $0.5 million was primarily due to a decrease in interest expense related to the derecognition of our built-to-suit lease as a result of the adoption of ASC 842. Under the new lease accounting related to the adoption of ASC 842, all lease expense related to the built-to-suit lease is now included in the cost of revenue.

Interest and other income (expense), net was net income of $0.7 million for the nine months ended September 30, 2022, as compared to net expense of $1.4 million for the nine months ended September 30, 2021. The increase of $2.0 million was primarily due to a decrease in interest expense related to the derecognition of our built-to-suit lease as a result of the adoption of ASC 842. Under the new lease accounting related to the adoption of ASC 842, all lease expense related to the built-to-suit lease is now included in the cost of revenue. Additionally, during the nine months ended September 30, 2022, $0.7 million of other income was related to the recognition of taxes and interest to be refunded from the Nevada Department of Taxation legal settlement. Refer to Note 8 included in these condensed consolidated financial statements for more information on the legal settlement.

Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. Prior to our IPO, our available liquidity and operations were financed primarily through the sale of redeemable convertible preferred stock, equity securities and to a lesser extent, debt financing. Upon the closing of our IPO, we received net proceeds of approximately $91.1 million, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of $5.4 million. As of September 30, 2022, we had $24.1 million of cash and cash equivalents and $16.7 million of short-term investments. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our short-term and long-term working capital and capital expenditure needs. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

As of September 30, 2022, there were outstanding standby letters of credit of $4.8 million related to lease obligations with $30.2 million available to be drawn upon. The 2021 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three and nine months ended September 30, 2022, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility is, at our option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period.

The 2021 Credit Facility will terminate and borrowings thereunder, if any, will be due on April 30, 2026. As of September 30, 2022, there was no outstanding balance under the 2021 Credit Facility. We are required to follow certain covenants. As of September 30, 2022, we are in compliance with the net leverage ratio covenant.

Refer to Note 6 included in these condensed consolidated financial statements for more information on the 2021 Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the nine months ended September 30,
(In thousands)	2022	2021
Net cash used in operating activities	$(50,669)	$(36,359)
Net cash provided by (used in) investing activities	$24,004	$(28,734)
Net cash (used in) provided by financing activities	$(39)	$55,559

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
Net cash used in operating activities of $50.7 million for the nine months ended September 30, 2022 was primarily due to net loss of $36.4 million, non-cash adjustments of $18.2 million and a net decrease in cash related to changes in operating assets and liabilities of $32.4 million. Non-cash adjustments primarily consisted of stock-based compensation of $11.4 million, amortization of operating ROU assets of $4.6 million and depreciation and amortization of $2.0 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $24.6 million increase in inventory reflecting cost inflation, the purchase of $5.5 million of Honest Baby Clothing inventory from Butterblu and an increase in weeks of supply due to longer lead times and in advance of new distribution, a $7.1 million increase in accounts receivable due to growth in Retail channel revenue, a $5.2 million use of cash due to operating lease obligations and a $3.2 million increase in prepaid expenses and other assets, offset by a $7.6 million increase in accounts payable due to higher inventory purchases and cost inflation in the nine months ended September 30, 2022.

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

Net cash provided by investing activities of $24.0 million for the nine months ended September 30, 2022 was primarily due to proceeds from maturities of short-term investments of $38.2 million, offset by purchases of short-term investments of $12.8 million.

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

Net cash used in financing activities of $39 thousand for the nine months ended September 30, 2022 primarily consisted of principal payments of financing lease obligations, partially offset by proceeds from stock option exercises and the 2021 ESPP.

Net cash provided by financing activities of $55.6 million for the nine months ended September 30, 2021 primarily consisted of proceeds from our IPO of $96.5 million, net of underwriting discounts and commissions, offset by dividend payments of $35.0 million and payments of offering costs in connection with our IPO of $5.5 million.

Dividends

In April 2021, our board of directors declared a cash dividend of $35.0 million to the holders of record of our common stock and our redeemable convertible preferred stock as of May 3, 2021, which we paid on June 29, 2021 (the “2021 Dividend”). Other than the 2021 Dividend, we have not declared or paid cash dividends on our capital stock, and we do not anticipate declaring or paying any cash dividends other than the 2021 Dividend in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-

existing conditions, including our financial condition, operating results, contractual restrictions (including any restrictions in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant. The 2021 Credit Facility contains restrictions on our ability to pay dividends.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(11,788)	$(5,136)	$(36,427)	$(29,654)
Interest and other (income) expense, net	29	526	(657)	1,362
Income tax provision	20	22	60	67
Depreciation and amortization	639	1,019	2,025	3,135
Stock-based compensation	3,900	4,776	11,360	13,240
Securities litigation expense	1,612	—	2,607	—
Related IPO and other transaction-related expenses(1)	—	—	—	12,160
Payroll tax expense related to stock-based compensation	14	123	81	135
Adjusted EBITDA	$(5,574)	$1,330	$(20,951)	$445
__________________

(1)     Includes IPO-related costs, including transaction-related third-party expenses, which are generally incremental costs incurred associated with the preparation of the IPO.

Material Cash Requirements

As of September 30, 2022, there were no material changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting estimates from those discussed in our Annual Report. Refer to Note 2 and 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the adoption of ASC 842 and related policy changes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the period ended September 30, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
•    Our growth may not be indicative of our future growth and we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.
•    Our quarterly operating results may fluctuate, which could cause our stock price to decline.
•Economic conditions, including a recession and inflationary pressures such as price increases in commodity prices, labor costs, input costs and transportation costs and their impact on consumer spending and our profit margin.
•    Consolidation of retail customers, the loss of a significant retail or third-party ecommerce customer or a significant change in such customers' purchasing patterns could negatively impact our sales and ability to achieve or maintain profitability.
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
•    We rely on third-party suppliers, manufacturers, retail and ecommerce customers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
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

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely or on a hybrid remote schedule, imposing travel restrictions and temporarily closing businesses. For example, due to new COVID-19 lockdown restrictions in China in the second quarter of 2022, many of the ports shut down which has negatively impacted and may in the future negatively impact our ability to timely receive shipments of our products. To the extent that additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain the spread of COVID-19, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which has adversely affected our supply chain as well as the demand for our products and has impacted our revenue and ability to service our customer orders. For example, the out-of-stock inventory due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories. While at this time we are working to manage potential disruptions to our supply chain, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact, as well as overall macroeconomic trends, are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and prospects.

The impact of the COVID-19 pandemic and overall macroeconomic trends on any of our suppliers, manufacturers, retail or ecommerce customers or transportation or logistics providers has and may continue to negatively affect the price and availability of our materials and impact our supply chain. For example, there is a supplier shortage or significant demand of and cost impacts to various raw materials used in manufacturing and distributing our products, including tree-free paper, post-consumer recycled plastic resin, post-consumer recycled cardboard shipping cartons for our Honest.com shipments, surfactants, fluff pulp and other diaper raw materials and palm kernel oil. If the disruptions caused by the COVID-19 pandemic continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. For example, government restrictions have limited and may in the future limit the personnel available to receive or ship products at our distribution centers. In addition, the conditions caused by the COVID-19 pandemic may negatively impact collections of accounts receivable, result in reduced orders from retail or digital partners or cause some of our retail customers to go out of business, all of which could adversely affect our business, financial condition, results of operations and prospects. Also, in the third quarter of 2022, some of our digital and retail customers began to reduce inventory on hand and have changed fulfillment schedules, which has negatively impacted our fulfillment operations and our revenue and is expected to continue to do so in the future. For example, Target implemented a new inventory management system to decrease weeks of supply on hand. Additionally, Amazon is holding fewer weeks of inventory supply on hand, which could impact the consumer experience and ultimate consumption, and has and could continue to negatively impact our results of operations.
In addition, any depression or recession resulting from the COVID-19 pandemic or other factors may adversely change customer and consumer behavior and demand, including with respect to our products, which could have an adverse effect on our business, financial condition, results of operations and prospects. For example, economic conditions, including inflationary pressures such as price increases in commodity prices, labor costs, input costs and transportation costs have impacted our profit margin and could impact consumer spending decisions to choose lower priced products, particularly as a result of our price increases intended to offset these input costs. We may not be able to increase our prices or productivity sufficient to offset these costs. Our Digital channel has been negatively impacted in recent periods as consumers return to in-store shopping and our Retail channel may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the COVID-19 virus. Further, to the extent our third-party ecommerce or retail customers’ operations are negatively impacted by the COVID-19 pandemic or other macroeconomic trends, our consumers may reduce demand for or spending on our products, or consumers or ecommerce or retail customers may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our business, including as a result of an increased difficulty in planning for operations. For example, based on macro Household and Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. We recorded an inventory write-off of $0.8 million during the nine months ended September 30, 2022 and $5.6 million for the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing demand, and we may record inventory write-offs in the future. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the COVID-19 pandemic and the impact of any new variants of COVID-19, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the pandemic could continue to have an adverse effect on our business, financial condition, results of operations and prospects, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We rely on third-party suppliers, manufacturers, retail and ecommerce customers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in the United States, China and Mexico and other countries to a lesser extent, to source, manufacture and partner with us for the innovation of all of our products, including product components, under our owned brand. We engage many of our third-party suppliers and manufacturers on a purchase order basis and in some cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply, manufacture and to partner in innovation of our products may be affected by raw material availability and prices, competing orders placed by other companies and the demands of those companies. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories, respectively, that those hurdles had been met. In addition, in the third quarter of 2022, we received requests from the same two third-party manufacturers to renegotiate purchase costs due to continued increases in raw material costs. As a result, we negotiated and agreed to higher purchase prices which will negatively impact our cost of goods in 2022 and we expect higher purchase prices in 2023, which will negatively impact our cost of goods in 2023, which we may not be able to offset with price increases. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our brand and business or cause consumer dissatisfaction. For example, as disinfecting and sanitization products have faced supply chain challenges, decelerating market demand and aging and slower turning inventory, we have received some product quality complaints from customers and consumers that have resulted and may in the future result in additional refunds, returns, write-offs and remediation costs. Remediation costs would be significant, including the cost to rework a product to be in sellable condition or the cost to destroy a product that cannot be remediated, and while immaterial as of September 30, 2022, it could have an adverse effect on our business, financial condition and results of operations. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

We have also outsourced portions of our fulfillment process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third parties in a number of foreign countries and territories, we are dependent on third-party vendors for credit card processing, and we use third-party hosting and networking providers to host our sites. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third party, could have an adverse effect on our business, financial condition, results of operations and prospects. We are not party to long-term contracts with some of our retail and ecommerce customers, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

Further, our third-party manufacturers, suppliers and retail and ecommerce customers may:
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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our third-party manufacturers before firm orders are placed by our consumers or our retail and third-party ecommerce customers. If we fail to accurately forecast consumer and customer demand, we may experience excess inventory levels or a shortage of products to deliver to our consumers and customers. Factors that could affect our ability to accurately forecast demand for our products include: an unanticipated increase or decrease in consumer demand for our products, in particular due to rising consumer uncertainty in the current macroeconomic environment; our failure to accurately forecast acceptance for our new products; product introductions by competitors; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers or the timing of their orders; the impact on demand due to unseasonable weather conditions; weakening of economic conditions or consumer or customer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, which could adversely affect consumer or customer confidence and spending or interrupt production and distribution of product and raw materials. For example, we periodically participate in non-recurring retail rotational programs, including a key club retailer rotational program that was not renewed in 2022, and key retailer-specific programs or other customer test programs, which might not be successful or continue long-term, including a rotational program at Costco that has not been renewed for 2023, which could make forecasting demand for products in these programs challenging. Also, in the third quarter of 2022, some of our digital and retail customers began to reduce inventory on hand and have changed fulfillment schedules, which has negatively impacted our fulfillment operations and our revenue and is expected to continue to do so in the future. For example, Target implemented a new inventory management system to decrease weeks of supply on hand. Additionally, Amazon is holding fewer weeks of inventory supply on hand, which could impact the consumer experience and ultimate consumption, and has and could continue to negatively impact our results of operations.

Inventory levels in excess of consumer or customer demand have resulted and may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our business. For example, based on macro Household and Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. We recorded an inventory write-off of $0.8 million during the nine months ended September 30, 2022 and $5.6 million for the year ended December 31, 2021 relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing demand, and we may record inventory write-offs in the future. For example, during the three months ended September 30, 2022, we donated $1.5 million of excess sanitization products. In addition, if we underestimate the demand for our products, our third-party manufacturers may not be able to produce products to meet our consumer or customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. For example, the out-of-stock inventory due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories.

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

All of the products we offer are manufactured by a limited number of third-party manufacturers, and as a result we have been and may continue to be subject to price fluctuations or demand disruptions. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories, respectively, that those hurdles had been met. In addition, in the third quarter of 2022, we received requests from the same two third-party manufacturers to renegotiate purchase costs due to continued increases in raw material costs. As a result, we negotiated and agreed to higher purchase prices which will negatively impact our cost of goods in 2022 and we expect higher purchase prices in 2023, which will negatively impact our cost of goods in 2023, which we may not be able to offset with price increases. We have also continued to experience record-high freight and shipping costs. As we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may also be limited in our ability to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

Products and merchandise we receive from manufacturers and suppliers may not be of sufficient quality or free from damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party ecommerce or retail customers or when returned by consumers. We may incur additional expenses and our brand or reputation could be harmed if customers or consumers and potential consumers believe that our products do not meet their expectations, are not properly labeled or are damaged. For example, as disinfecting and sanitization products have faced supply chain challenges, decelerating market demand and aging and slower turning inventory, the Company has received some product quality complaints from customers and consumers that have resulted or may result in additional refunds, returns, write-offs and remediation costs.

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. For example, Valor Brands LLC (dba Ontex North America), or Ontex, which manufactures and supplies certain diaper products for us, have opened a new manufacturing facility in North Carolina and its new facility may not be able to manufacture our diapers in a timely, cost-effective manner or meet our quality standards. In addition, we do not maintain long-term supply contracts with many of our suppliers and these suppliers could discontinue selling to us at any time. However, we have a long-term supply agreement with Ontex for the manufacture and supply of certain diaper products. The current term of the supply agreement with Ontex ends on December 31, 2023. In addition, our agreement with Ontex provides that Ontex will be our exclusive supplier of diaper and training pant products so long as Ontex is able to provide us such products. Either party may terminate the agreement if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. If the agreement with Ontex is terminated, is not renewed, or if Ontex becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure diaper manufacturing services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services. The loss of Ontex, or of any of our other significant suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, we have warehouse fulfillment centers located in Las Vegas, Nevada, Breinigsville, Pennsylvania and the Netherlands, all of which are managed by a single distribution partner, GEODIS Logistics LLC, or GEODIS. We have an agreement with GEODIS pursuant to which GEODIS provides warehousing, distribution and fulfillment services to us. Our agreement with GEODIS may be terminated for any reason by us or by GEODIS on delivery of prior written notice, and is renewable on an annual basis. If the agreement with GEODIS is terminated, is not renewed or if one fulfillment center is consolidated into another warehouse fulfillment center or if GEODIS becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure warehousing, distribution and fulfillment services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services and our business, financial condition, results of operations and prospects could be adversely affected. For example, we are negotiating the renewal of our agreement with GEODIS for services at our Las Vegas, Breinigsville and Netherlands fulfillment centers. If we are not successful negotiating that renewal, our business, financial condition, results of operations and prospects could be adversely affected. As part of these negotiations GEODIS may pass on increased service and inflation related costs to us, including warehouse labor cost, which would negatively impact our cost of revenue.
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

In addition, following Russia’s military invasion of Ukraine in February 2022, the United States, European Union, and other nations announced various sanctions against Russia and Belarus. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies and supply chains, any or all of which could adversely affect our business, financial condition, results of operations and prospects. For example, although we don't rely directly on Russia for oil supplies, the suppliers we do source oil from could pass on price increases to us, as a result of the overall increase in oil prices. In addition, Russia's invasion of Ukraine has impacted the availability of sunflower seed oil and its derivatives, which are used in a number of our Skin and Personal Care products, and has resulted in heightened demand for replacement ingredients, such as palm kernel oil, which have availability constraints or are subject to trade restrictions. While we believe we have supply assurances or alternate sources of supply for both sunflower seed oil, its derivatives and palm kernel oil, additional market availability constraints of these raw materials could have an adverse effect on our business, financial condition, results of operations and prospects. Additionally, Russia's military invasion has increased the cost of energy in the European Union, which has impacted the cost of raw material component parts from our European Union manufacturers, including the cost of fluff-pulp, a key ingredient in the manufacturing of our diapers. These price increases have led to additional price increase requests from our manufacturers on our diapers, which could lead to additional price increases from us and negatively impact consumer demand. We may also have to seek a raw material replacement, which could impact the timing of new innovation.

Consolidation of retail customers, the loss of a significant retail or third-party ecommerce customer or a significant change in such customer's historical purchasing patterns could negatively impact our sales and ability to achieve or maintain profitability.

Our omnichannel strategy includes selling our products through third-party ecommerce and retail customers (including their websites), which have been undergoing consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, demand higher levels of marketing and promotional support, operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business.

We sell products to Target and Amazon under each of their standard vendor agreements. Our vendor agreements with Target and Amazon do not include a term or duration as sales under each vendor agreement are generally made on a purchase order basis. Our vendor agreement with Amazon provides that either party may terminate the agreement with 60 days’ prior written notice, provided that we are required to fulfill any purchase orders that we accept before the effective date of termination. Our vendor agreement with Target does not include any termination provisions. The loss of Target and Amazon or any other large customer, the reduction of purchasing levels or the cancellation of any business from Target and Amazon or any other large customer for an extended length of time could negatively impact our sales and ability to achieve or maintain profitability. For example, Target implemented a new inventory management system to decrease weeks of supply on hand. Additionally, Amazon is holding fewer weeks of inventory supply on hand, which could impact the consumer experience and ultimate consumption, and has and could continue to negatively impact our results of operations.

A third-party ecommerce or retail customers may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. In the second quarter of 2021, we experienced volatility in orders from a key digital customer that reduced its inventory on-hand in consumables to free up space for other products ahead of a major promotional event. Despite operating in different channel segments, our third-party ecommerce and retail customers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, third-party ecommerce or retail customers may take actions that negatively affect us. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant third-party ecommerce or retail customers.

We must successfully maintain, scale and upgrade our information technology systems, and our failure to do so could have an adverse effect on our business, financial condition, results of operations and prospects.

We have identified the need to significantly expand, scale and improve our information technology systems and personnel to support recent and expected future growth. As such, we are in the process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our Retail channel or fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, the need to acquire and retain sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and could have an adverse effect on our business, financial condition, results of operations and prospects. For example, we recently replaced our order management system. If we experience any difficulties with this new system, we may encounter problems with fulfilling customer orders, which could have an adverse effect on our business.

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

10.1†	Amendment Twenty One to the Logistics Services Agreement, dated as of September 2, 2022, by and between the Company and Geodis Logistics, LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The Honest Company, Inc.
Date: November 10, 2022	By:	/s/ Nikolaos Vlahos
Nikolaos Vlahos Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 10, 2022	By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)