Form 10-K
period 2022-12-31
Honest Company, Inc.
filed 2023-03-16
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
1

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of common stock on the Nasdaq Global Select Market on June 30, 2022, was approximately $188,904,751.

As of March 14, 2023, the registrant had 93,345,305 shares of common stock, $0.0001 par value per outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act")) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part I, Item 1A, “Risk Factors,” and other factors set forth in other parts of this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our ability to implement our strategy to deliver sustained long-term growth and profitability;
•the effect of macroeconomic factors, such as COVID-19 or other public health crises, supply chain disruptions and inflation on our business and the global economy, including our costs and expenses and shifting consumer demand between our Digital and Retail channels;
•economic conditions, including a potential recession and inflationary pressures and their impact on consumer spending and our operating results;
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

Risk Factors Summary

Investing in our common stock involves substantial risks. The risks described in the section titled “Risk Factors” may cause us to not realize the full benefits of our strengths or to be unable to successfully execute all or part of our strategy. Some of the more significant risks include the following:

•We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future.
•Our growth may not be indicative of our future growth and we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.
•Our quarterly operating results may fluctuate, which could cause our stock price to decline.
•Economic conditions, including a potential recession and inflationary pressures such as price increases in commodity prices, labor costs, input costs and transportation costs and their impact on consumer spending and our operating results.
•Consolidation of retail customers, the loss of a significant retail or third-party ecommerce customer or a significant change in such customers' historical purchasing patterns could negatively impact our sales and ability to achieve or maintain profitability.
•Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing and logistics, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.
•We may not be able to compete successfully in our highly competitive market.
•Our cash, cash equivalents and short-term investments may not meet our liquidity needs;
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
•Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our founder and Chief Creative Officer, Jessica Warren and our Chief Executive Officer, Carla Vernón.
•A disruption in our operations could have an adverse effect on our business.
•Pandemics or disease outbreaks, such as the continuing effects of the COVID-19 pandemic and overall macroeconomic trends have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.
•We rely on third-party suppliers, manufacturers, retail and ecommerce customers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
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

PART I

Item 1. Business

Overview Of Business

The Honest Company (the "Company," which may also be referred to as “we,” “us” or “our”) is a digitally-native consumer products company born in the Gen Z era to make purpose-driven consumer products designed for all people. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop through our Retail and Digital channels. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offering, deep digital-first connection with consumers and omnichannel accessibility.

We completed the initial public offering ("IPO") of our common stock on May 7, 2021, and our common stock began trading on the Nasdaq Global Select Market on May 5, 2021.

Our Products and Product Categories

Our Chief Executive Officer, as the chief operating decision maker, organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. Our three product categories are Diapers and Wipes, Skin and Personal Care and Household and Wellness, which represented 64%, 28%, and 8% of our 2022 revenue, respectively.

•    Diapers and Wipes. Primary components of our Clean Conscious™ diapers are made with sustainably harvested, chlorine-free fluff pulp and other plant-derived materials. Our diapers are also packaged with a more efficient design than our previous diaper product that uses less material. Our diapers serve as a strategic customer acquisition tool, as new parents often proceed to also purchase baby wipes and products from our Skin and Personal Care and Household and Wellness categories.

•Skin and Personal Care. We use clean and safe ingredients, including many naturally-derived ingredients that, most-importantly, are effective. We have an extensive line of bath, body, skincare and beauty products designed for a range of skin types and concerns, many of which are certified by trusted experts and institutions, including the National Eczema Association. Our products are formulated to perform and our ingredients and formulas are toxicologist-audited for potential health concerns. For example, our award-winning(1) Fresh Flex Concealer is made without harmful parabens or paraffin, synthetic fragrances, cyclomethicone or mineral oil and our Clean Power Technology™ to create lasting wear.

•Household and Wellness. We offer clean products that are designed to be safe for the whole family without compromising efficacy. Some of the category products include baby clothing, pre and post natal vitamins, wellness supplements, sanitizing wipes, and hand sanitizer made with key plant-based ingredients. In 2022, we introduced new product innovation that has diversified our offering in this category, including our wellness supplement line and Honest Baby Clothing®.

___________________
(1) Allure's 2022 "Best of Beauty" award winner in the "Clean Beauty" category.

Our Integrated Omnichannel Presence

Since our launch, we have built a well-integrated omnichannel presence by expanding our product availability across both Digital and Retail channels, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. This business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

•    Digital Channel. In 2022, we generated 45% of revenue through our Digital channel, which includes our flagship digital platform, Honest.com, and third-party pureplay ecommerce sites. Through Honest.com, we are able to establish a direct relationship with our consumers, to more effectively influence brand experience and better understand consumer preferences and behavior. Our website showcases the entirety of our product portfolio, offers exclusive products and services including our subscription service and loyalty program Honest Rewards™, houses branded content featured on product detail pages and our blog, and facilitates new product feedback via exclusive pre-launch access across all our channels. In addition to shopping our products a la carte, consumers have the option to subscribe to our popular Diapers and Wipes bundle subscription, as well as customizable single item subscriptions. In 2022, 25% of our revenue was generated from Honest.com. In January 2023, we launched Honest Rewards™ loyalty program aimed to increase long-term customer value with the brand through consumer incentives.

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

•    Retail Channel. In 2022, we generated 55% of revenue through our Retail channel via strategic partnerships with leading omnichannel retailers that sell our products through brick and mortar stores and often on their own websites as well. Our retail partnerships expand brand awareness and product accessibility, creating meaningful marketing efficiencies as we continue to scale. Additionally, these partnerships support our differentiated value proposition by making our products conveniently accessible in the many places where our consumer shops. As of December 31, 2022, our products can be found in approximately 50,000 retail locations across the United States, Canada and Europe.

All-commodity volume ("ACV") is the measurement of a product’s distribution weighted by the overall dollar retail sales attributable to the retail location distributing such product; a retail location would be counted as having sold the product or product group if at least one unit of the product was scanned for sale within the relevant time period. This metric provides a measurement of retail penetration that takes into account the importance of selling through retail locations with higher overall retail sales volumes, and as a result we believe that our competitors generally use the same measurement. For the 13-weeks ended January 1, 2023, in total we had approximately 72 points ACV in national multi-outlet stores, as compared with 49 points in the year ago period, primarily driven by the launch of diapers, wipes, and personal care products into over 2,500 Walmart stores. Below is our ACV weighted distribution for the 13-week period ended:

Our Growth Strategy

Marketing Strategy

The core of our Content, Community, Commerce marketing strategy is centered upon creating a brand for all people that leverages rich content to drive brand awareness around clean, conscious living through marketplaces where our products are sold. Included in our Content, Community, Commerce marketing strategy is our digital strategy that is geared towards creating lifetime value while fueling our omnichannel growth by converting one-time purchasers to a community of like-minded consumers aligned with Honest’s mission (the "Digital Strategy"). This conversion will be facilitated through the curation of value-driven digital experiences, including personalized shopping experiences, loyalty rewards, optimized mobile and desktop experiences and overall improvements within our digital assets to delight and excite our consumers.

Innovation Strategy

We use connectivity to our community of consumers to provide valuable insights that power innovation across categories. We use innovation to support our growth objectives across our portfolio, as highlighted in the three core pillars of our Innovation Framework: that we bring product innovation that 1) feeds and nurtures our core values, 2) expands within our existing product categories, and 3) grows into new potential product categories adjacent to existing categories that fit with our value proposition to the consumer.

We continue to innovate in each of our product categories in areas such as breakthrough new product formulations, innovative packaging, costovation (defined below) and marketing strategy, with a focus on driving “big bets” across potential product adjacencies where we have: 1) ability to build on our premium positioning, 2) ability to lead and win in a category, and 3) the opportunity to expand into more places within an existing Honest home while positioning ourselves as a premium brand. We are also focused on building a portfolio of products in complementary categories through our Innovation Strategy and the investment in our Digital Strategy. We are building an Honest community with the goal of creating a more holistic clean, conscious home for consumers and customers alike. We strive for continuous improvement in our existing products’ safety, sustainability, efficacy and design profile while achieving better performance often at lower cost, which we refer to as costovation.

Omnichannel Strategy

We reach our consumers through a strategic omnichannel approach across complementary Digital and Retail channels to maximize consumers’ connection, experience and access to our brand. We are enhancing our technology to allow digital orders to be delivered to customers faster and providing content and community digital offerings to take advantage of our subscriptions program. Our integrated omnichannel approach provides a meaningful benefit to our consumers who can shop our brand however they want, engendering further “stickiness” and loyalty. Our omnichannel approach seeks to meet consumers however they want to shop, balancing deep consumer connection with broad convenience and accessibility.

10 Years of Growth

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

The primary raw materials and components of our products include sustainably harvested fluff pulp in our diapers and plant-based substrate in our baby wipes, among other materials. Just as important as what goes into our products, we actively work with suppliers to avoid certain materials, including parabens, paraffins, synthetic fragrances, and mineral oil, that don’t meet our standards but are commonly used by mainstream brands.

Our distribution network includes three warehouses in Nevada, Pennsylvania and the Netherlands and other short-term inventory storage locations with retail and direct-to-consumer ("DTC") fulfillment capabilities and value-added services operated by GEODIS Logistics LLC, or GEODIS. The warehouse in Las Vegas is a state-of-the-art facility leased by Honest with a focus on automated large scale DTC fulfillment. We manage inventory by forecasting demand, analyzing product sell-through, and analyzing our supply chain to ensure sufficient capacity to support demand. As a result of the COVID-19 pandemic and other macroeconomic trends, we and our distribution partners have in the past experienced and may experience in the future some disruptions to the operations of our fulfillment centers.

Sustainability is a key component of our supply chain and distribution. We have transitioned to 100% pre-consumer or post-consumer recycled ("PCR") cardboard shipping cartons for our Honest.com shipments.

Competition

The markets in which we operate are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We face significant competition from both established, well-known legacy consumer packaged goods, or CPG players and emerging DTC brands.

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

•    Household and Wellness. Select competitors include Carter's Inc., The Clorox Company, Reckitt Benckiser Group plc (maker of Lysol) and Unilever PLC (maker of Seventh Generation products).

We compete based on various product attributes including clean formulation, sustainability, effectiveness and design, as well as our ability to establish direct relationships with our consumers through digital channels. We believe that we compete favorably across these factors taken as a whole.

Our Industry

We believe that the “clean and natural” product categories of the Diapers and Wipes, Skin and Personal Care and Household and Wellness markets are growing at outsized rates, as a result of the increasing shift in consumer demand for “better-for-you” products. Based on independent third-party consumption data for the 52 weeks ended January 1, 2023, the dollar amount of sales of the clean and natural products of Honest wipes, diaper and baby personal care grew 22.9%, 15.2% and 12.8%, respectively, significantly outpacing the products in the industry as a whole which grew in diapers and wipes 7.7% and 7.1%, respectively, and declined in baby personal care by 1.6%.

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

Our Purpose-Driven Organization

At Honest, we prioritize transparency, trust, safety and human health in all that we do. Our purpose-driven mission has always been guided by our commitment to philanthropic partnerships and community engagement with a focus on diversity and inclusion. Our Environmental, Social and Governance ("ESG") initiatives are focused around three key pillars, Planet; Products; and People. We recently published an Investor tear sheet on our investor relations website that aligns with both the Sustainability Accounting Standards Board ("SASB") and the Task Force on Climate-related Financial Disclosures ("TCFD") frameworks.

The Nominating and Corporate Governance Committee is responsible for overseeing management of risk related to our ESG practices, including risks related to our operations and our supply chain. In 2022, we also formed an ESG Council which comprises certain executive management and various cross-functional leaders across the organization that share oversight of ESG matters.

PLANET

•    We strive for sustainable packaging. Our commitment to environmental sustainability shows up through our product development, packaging processes and in all parts of our business on a daily basis. For example, we use sustainable cartons in some of our Skin & Personal Care products that are environmentally-friendly, Forest Stewardship Council ("FSC")-certified, and made from 100% recycled, PCW (pre/post consumer waste) materials.

•    We strive to lessen our environmental footprint—minimizing our impact by offsetting carbon emissions and working to responsibly source materials and packaging. We have transitioned our Honest.com shipping cartons to 100% PCR cardboard. In 2020, Honest entered into an agreement to participate in a six-month carbon offset program to reduce greenhouse gas emissions resulting from our domestic Honest.com shipments. We began our participation in this program in 2020 and have participated in consecutive six-month periods through 2021 and 2022. We plan to continue to participate in this six-month program through the end of 2023. Our Clean Conscious™ diaper features an innovative design including our plant-based backsheet, sustainably harvested fluff pulp and a more efficient design than our previous diaper product that uses less material helping to avoid using over 7,000 trees every single year.

•We prioritize waste reduction, focusing on reusable, refillable and recyclable materials. 100% of our baby personal care and household cleaning bottles are recyclable or include recycled materials and we are regularly looking to increase the amount of post-consumer resin in our components. We eliminated plastic in many of our Skin and Personal Care products by moving to aluminum tubes, refillable tin compacts and glass jars.

PRODUCTS

•    We are committed to the health, safety and well-being of our consumers by providing clean, effective, well-designed products consumers can feel great about using. We place an emphasis on ingredient and formula assessments, including external third-party certifications and in-house Toxicologist and Eco-toxicologist Audit protocols where we review the final formula for potential chemical hazards, dose-response, and anticipated exposure to determine if our products meet a health-protective margin of safety, not only for single product use, but over the consumer’s lifetime. Our NO List™ contains over 3,500 chemicals and materials we choose not to use, including parabens, sulfate surfactants, phthalates, formaldehyde donors and synthetic fragrances.

•We prioritize naturally-derived resources over synthetic, petroleum-derived ingredients in our product formulas and designs. The majority of our Baby Personal Care and Mama Care formulas meet the United States Department of Agriculture's ("USDA") BioPreferred® Program requirements for biobased content. The alcohol used in our alcohol wipes, hand sanitizer gel and hand sanitizer spray is plant-derived and our fragrances are naturally derived, never synthetic. Primary components of our diapers are made with sustainably harvested, chlorine-free fluff pulp and other plant-derived materials, including our plant-based backsheet. Our baby clothing is made with organic cotton.

•We comply with the requirements of many independent organizations or certification authorities for several of our products. This includes the USDA's, National Organic Program, the USDA’s BioPreferred® Program for biobased content, the National Eczema Association’s Seal of Acceptance, EWG Verified™, the U.S. EPA’s Safer Choice Program, Green Seal®, the NSF/ANSI 305 standards set by Quality Assurance International and the Global Organic Textile Standard for organic cotton in our baby clothing and bedding. We have over 100 EWG Verified™ SKUs across the organization, which are products that do not include EWG's chemicals of concern while also meeting their strict health-based guidelines.

•We conduct quality audits of our third-party manufacturing partners. We require our third-party manufacturers to follow our high standards of controlled documentation, cleaning and safety protocols, and laboratory controls.

•We partner with trusted science-based industry groups driving change in green chemistry. In 2022, we announced our Co-Design Partnership with ChemFORWARD, a nonprofit value chain collaboration increasing access to data on chemical hazards and safer alternatives. We are also members of the Green Chemistry & Commerce Council (GC3), a multi-stakeholder collaboration driving for commercial adoption of green chemistry by forging meaningful connections across the supply and value chain.

PEOPLE

Community Impact

We work closely with our charity partners, including Baby2Baby, to help provide children and families around the world with the basic essentials and resources they need to live healthy lives. Since the start of our relationship with Baby2Baby and other partners, we have donated more than 28 million family personal care, feminine care, clean beauty products and other essentials to those in need and our compassionate team has volunteered countless hours giving back to our communities and providing disaster relief.

Our partnership with March of Dimes helps fund research, advocacy and service programs addressing maternal and infant mortality with critical healthcare and support. The partnership will also fund the creation of new advocacy content about environmental justice for moms and babies, helping further spread the important work this organization has set out to do. In 2022, we announced that our Head of Toxicology co-authored the Personal Care Product & Beauty Justice brief through March of Dimes' Mom and Baby Action Network (M-BAN), highlighting cosmetic ingredients of potential concern for a pregnant person and their unborn child as well as inequities experienced by marginalized populations; the brief is expected to be published in 2023. Through this partnership, we have donated more than $0.4 million, reaching more than an estimated 455,000 mothers with health education and programs to support the organization, including its new Mom and Baby Action Network.

Human Capital Management

Our Board of Directors and Compensation Committee provide important oversight on certain human capital matters, including the strategic direction for various people-related business goals and strategies, such as compensation and benefit programs, leadership succession planning, culture and talent development.

Employees

Our human capital planning process strategically aligns our business needs with the goal of ensuring we have the capability and capacity we need to meet consumer demand. As of December 31, 2022, we had a total of 198 full-time employee equivalents, as well as a limited number of temporary employees and consultants. In building our high-performing teams, we have invested in leadership, marketing, digital and technology capabilities. Embedded in the Honest culture are core values that honor diversity and inclusion, making The Honest Company a workplace that values different perspectives and ideas. Honest offers a competitive compensation and benefits program, and our award-winning learning and development platform, Honest University, delivers opportunities for all employees to grow and develop personally, professionally and financially. Our corporate social responsibility efforts provide opportunities for employees to give back to communities in need through volunteerism, donation matching and paid volunteer time off. We foster an environment of community and support within our organization through our employee resource groups (discussed below), which offer a safe forum to inspire and develop employee-led initiatives addressing issues that matter most to them. As a health and wellness brand, we ensure our employees have competitive benefits and access to a range of wellness offerings to empower them to live healthy, happy lives.

Diversity and Inclusion

As a Company founded by a woman of color, we have always been passionate about ensuring a diverse and inclusive workforce that reflects our consumers and the communities we serve. Our Chief Executive Officer is one of the only Afro-Latina Chief Executive Officers at a U.S. publicly traded company, bringing a new era of leadership that reflects the diversity of Honest’s consumers. We are proud to say that as of December 31, 2022, people of color represented nearly half of our workforce, and women represented more than 65% and 60% of our workforce and leadership, which includes director level and above, respectively. We currently have four Employee Resource Groups: Women Excelling in Leadership and Living, or W.E.L.L,

Parents & Friends, Black Leadership, Allies & Community, or B.L.A.C and Honest Asian-American Pacific Islanders, or H.A.A.P.I. W.E.L.L supports the personal and professional development of women at Honest. Parents & Friends provides a valuable network of parenting resources and information. B.L.A.C was created to lift, engage and empower Black voices within The Honest Company and across the community. H.A.A.P.I was launched in 2021 to create a supportive and inclusive community for Asian Americans and Pacific Islanders and allies. We have made a commitment to provide training and a platform for important dialogue about diversity, inclusion and equity.

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

Employee Safety and Well-Being

As a values-driven organization, the Company takes a holistic approach to caring for its employees, with benefits and programs designed to support physical, mental, emotional and financial well-being.

We prioritize safety for all employees and third-party warehouse partners through a combination of education, training and safety-related policies, while also operating in compliance with applicable regulations, including Occupational Safety and Health Administration guidelines in the U.S. This approach was particularly important as the Company continued to navigate the COVID-19 pandemic and implemented enhanced safety protocols across our facilities, including preventive detection measures, contact tracing, frequent cleaning and sanitizing, required use of personal protective equipment and the adjustment of work schedules to reduce exposure.

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

Our cosmetic, over-the-counter drugs, food (vitamins/dietary supplements) and cleaning products are subject to regulation by the Food and Drug Administration, or the FDA. Under the Federal Food, Drug and Cosmetic Act, or the FDCA, cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. The labeling of cosmetic products is also subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA, however certain ingredients, such as color additives, must be pre-authorized. If safety of the products or ingredients has not been adequately substantiated, a specific warning label is required. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false nor misleading labeling and that they are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, we may be required by a regulatory authority or we may independently decide to conduct a recall or market withdrawal of our product or to make changes to our manufacturing processes or product formulations or labels. In addition, the Modernization of Cosmetics Regulation Act, enacted in December 2022, is expected to expand the FDA’s regulatory authority over cosmetic products, including by providing the FDA with new mandatory recall authority over cosmetics and by requiring the registration of cosmetic manufacturing facilities, the reporting of certain adverse events, the issuance of cGMP requirements and the establishment of safety substantiation requirements.

If a product is intended for use in the diagnosis, cure, mitigation, treatment or prevention of a disease condition or to affect the structure or function of the human body, the FDA will regulate the product as a drug. Our current products that are intended to treat acne and skin care products with sun protection factor, or SPF, are considered over-the-counter, or OTC, drug products by the FDA. Our OTC products are subject to regulation through the FDA’s “monograph” system which specifies, among other things, permitted active drug ingredients and their concentrations. The FDA’s monograph system also provides the permissible product claims and certain product labeling requirements, based on the intended use of the product. Our OTC drug products must be manufactured consistent with the FDA’s current drug good manufacturing practices requirements, and the failure to maintain compliance with these requirements could require us to conduct recalls, market withdrawal, or make changes to our manufacturing practices.

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

We are also subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, automatically renewing product subscriptions, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. Among other laws and regulations, we are subject to federal, state, local and international laws regarding privacy and protection of people’s data. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. In the European Union, the General Data Protection Regulation, or GDPR, has stringent operational requirements relating to the processing of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also significantly increases penalties for non-compliance. The California Consumer Privacy Act, or CCPA imposes obligations on covered businesses that process information on California residents to provide specific disclosures to consumers about their data collection, use and sharing practices, and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and provides a private right of action which may include an award of statutory damages for certain data breaches. In addition, the California Privacy Rights Act of 2020, or CPRA, that went into effect on January 1, 2023, expands the CCPA. The CPRA, among other things, gives California residents the ability to limit the use of certain sensitive information, establishes restrictions on personal data retention, expands the types of data breaches that are subject to the CCPA’s private right of action, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy and data protection which could affect us. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business.

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

Risks Related to Our Business, Our Brand, Our Products and Our Industry

Our past growth may not be indicative of our future growth and we may not be able to effectively manage our future growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

Past growth has placed demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:
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
•effectively implement our business strategies, including our digital strategy; and
•expand internationally.

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
•technology platforms to support sales of our products and make our supply chain and operations more efficient;
•product innovation and development; and
•general administration, including increased finance, legal and accounting expenses associated with being a public company.

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

In addition, to support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. For example, in January 2023, we hired a new Chief Executive Officer. We face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. In the past year we have also seen heightened demand for labor and escalating labor prices in the market. The risks associated with a rapidly growing workforce will be particularly acute as we choose to expand into new product categories and global markets. Additionally, we may not be able to hire new employees quickly enough to meet our needs or retain our existing employees in the face of competitive hiring trends. For example, we had turnover in our Accounting department in 2022. If we fail to effectively manage our hiring needs, successfully integrate new hires or retain existing employees, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control, including:

•fluctuations in revenue due to consumer and customer demand, including as a result of adverse economic and market conditions driven by the challenging macroeconomic environment and the COVID-19 pandemic, the seasonality of market transactions and fluctuations in sales through our Retail and Digital channels and inflationary pressures;
•inflation in key input costs, including transportation and warehouse costs;
•increased costs of the components and raw materials that go into making our products;
•the amount and timing of our operating expenses;
•our success in attracting new and maintaining relationships with existing retail and ecommerce partners;
•our success in executing on our strategy and the impact of any changes in our strategy;
•the timing and success of product launches, including new products that we may introduce, such as the launch of our Skin clearing line in the third quarter of 2022;
•the efficiency of our marketing efforts;
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

Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by inflation and other macroeconomic factors, the continuing effects of the COVID-19 pandemic, and consumer and customer spending patterns. Fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

Our quarterly operating results have varied in the past and we believe that they will vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our historical operating results. Any seasonal effects may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.

Our future success depends, in part, on our ability to achieve our long-term strategy.

Achieving our long-term strategy will require investment in new capabilities, employees, products, distribution channels, supply chain facilities and technologies. These investments may result in short-term costs without any current sales and, therefore, may be dilutive to our earnings. In addition, we have in the past and may in the future dispose of or discontinue select products or streamline operations and incur costs or restructuring and other charges in doing so. Although we believe that our strategy will lead to long-term growth in sales and profitability, we may not realize the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in our industry and the other risks described herein, could have an adverse effect on our business, financial condition, results of operations and prospects. Additionally, with the hiring of our new Chief Executive Officer, our strategy may change or develop over time, which may not lead to long-term growth in sales or profitability, or we may experience disruptions in implementing a new strategic focus, which could impact our business and results of operations.

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

In 2022, we generated 55% and 45% of our total revenue from retail customers (including their websites) and Digital channels, respectively. In 2022, Target, Amazon and Walmart accounted for approximately 31%, 19% and 4% of our total revenue, respectively. We sell products to Target, Amazon and Walmart under each of their standard vendor agreements. Our vendor agreements with Target, Amazon and Walmart do not include a term or duration as sales under each vendor agreement are generally made on a purchase order basis. Our vendor agreement with Amazon provides that either party may terminate the agreement with 60 days’ prior written notice, provided that we are required to fulfill any purchase orders that we accept before the effective date of termination. Our vendor agreement with Target does not include any termination provisions. Our vendor agreement with Walmart provides that either party may terminate the agreement with 30 days’ prior written notice. The loss of Target, Amazon and Walmart or any other large customer, the reduction of purchasing levels or the cancellation of any business from Target, Amazon and Walmart or any other large customer for an extended length of time could negatively impact our sales and ability to achieve or maintain profitability. For example, in 2022 Target implemented a new inventory management system to decrease weeks of supply on hand. Additionally, Amazon is holding fewer weeks of inventory supply on hand, which could impact the consumer experience and ultimate consumption, and has and could continue to negatively impact our results of operations. Also, there is significant volatility in our programs with Costco which resulted in a $10.0 million reduction in our revenue in 2022. We have no assurance of future rotational programs or ongoing revenue with Costco.

Third-party ecommerce or retail customers may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. For example, one of our retail customers is at risk of bankruptcy, which could impact the timing of payment and/or the ability for us to collect amounts due to us. Despite operating in different channel segments, our third-party ecommerce and retail customers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, third-party ecommerce or retail customers may take actions that negatively affect us.

Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant third-party ecommerce or retail customers, such as a change in quantity or number of SKUs purchased, store placement of our products, or amount of shelf space.

We may be unable to accurately forecast revenue, gross margin or operating expenses and appropriately plan our expenses in the future.

Revenue and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive across our various channels, all of which are uncertain. Forecasts have been and may continue to be particularly challenging in the current macroeconomic environment or due to the COVID-19 pandemic, in particular as we implement margin-enhancing and cost-cutting programs. We base our expense levels and investment plans on our estimates of revenue and gross margin. We cannot be sure prior growth rates and trends are meaningful predictors of future growth. For example, in the third quarter of 2022, some of our digital and retail customers began to reduce inventory on hand and have changed fulfillment schedules, which has negatively impacted our fulfillment operations and our revenue and is expected to continue to do so in the future. If our assumptions prove to be wrong, we may generate lower revenue or gross margin than anticipated or may spend more than we anticipate acquiring and retaining consumers or either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to compete successfully in our highly competitive market.

The markets in which we operate are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We face significant competition from both established, well-known legacy CPG players and emerging natural brands. Numerous brands and products compete for limited shelf space in the retail channel, and for favorable positioning and promotion among ecommerce channels. We compete based on various product attributes including clean formulation, sustainability, effectiveness and design, as well as our ability to establish direct relationships with our consumers through digital channels.

Select competitors in the Diapers and Wipes market include Kimberly-Clark Corporation (maker of Huggies), Procter & Gamble Company (maker of Pampers, Pampers Pure and Luvs), Johnson & Johnson Consumer Inc. (maker of Johnson’s Baby), WaterWipes UC and private label brands. Select competitors in the Skin and Personal Care market include Johnson & Johnson Consumer Inc. (maker of Johnson’s Baby and Aveeno), The Clorox Company (parent company of Burt’s Bees, Inc.), Unilever PLC (maker of Shea Moisture), LVMH Moët Hennessy Louis Vuitton (maker of Benefit Cosmetics LLC), Estée Lauder Inc., L’Oréal S.A. and Pacifica Beauty LLC. Select competitors in the Household and Wellness market include Carters, Inc., The Clorox Company, Reckitt Benckiser Group plc (maker of Lysol) and Unilever PLC (maker of Seventh Generation products). Many of these competitors have substantially greater financial and other resources than us and some of whose products are well accepted in the marketplace today. Many also have longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the ecommerce or retail channels where we compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do. As a result, these competitors may be able to offer comparable or substitute products to consumers at similar or lower costs. This could put pressure on us to lower our prices, resulting in lower revenue and margins or cause us to lose market share even if we lower prices.

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

We expect competition in the CPG industry to continue to increase, especially as more companies introduce clean products and enter this market. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:

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

Further, competitors with substantially greater operations and resources than us may be less affected by the current macroeconomic conditions and the continuing effects of the COVID-19 pandemic than we are. In connection with the COVID-19 pandemic, we have restricted employee travel, cancelled certain events with consumers or partners, imposed operational safeguards at our fulfillment and operating facilities and limited access to our headquarters (including our laboratory facilities) and experienced certain supply restrictions and delays. These restrictions have changed based on the pandemic development, in particular as there are new variants. Additionally, current macroeconomic conditions, such as inflation, increasing interest rates, recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, increase the risk of a potential recession and can negatively impact consumer discretionary spend for our products. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which, the current macroeconomic conditions or the continuing effects of the COVID-19 pandemic may disrupt our operations, or our suppliers’ operations, or if we will be required to implement other changes, such as closures of any of our fulfillment or other operating facilities, further price increases or cost savings initiatives. Any significant disruption resulting from this or similar events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until we would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results, which would adversely affect our business, financial condition, results of operations and prospects. A prolonged disruption of our business could also damage our reputation and brand strength.

If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.

Our success, and our ability to increase revenue and achieve profitability, depend in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our products. Our diaper business is also a strategic consumer acquisition tool that fuels growth for baby wipes, personal care, Honest Baby clothing and other products. While we intend to continue to invest significantly in sales and marketing to educate consumers about our brand, our values and our products, there is no assurance that these efforts will generate further demand for our products or expand our consumer base. Our ability to attract new consumers and retain our existing consumers will depend on, among other items, the perceived value and quality of our products, consumer demand for clean, sustainable, thoughtfully designed and effective products at a premium, competitive offerings, our ability to offer new and relevant products and the effectiveness of our marketing efforts. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner. If we are unable to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged, our business, financial condition, results of operations and prospects could be adversely affected.

Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. Our retail and ecommerce competitors continue to aggressively market their private label or competitive products, which could reduce demand for our products. The expansion of our business also depends on our ability to increase sales through ecommerce channels and increase breadth and depth of distribution at retail customers. Any growth within our existing distribution channels may also affect our existing consumer relationships and present additional challenges, including those related to pricing strategies. For example throughout 2022, we rolled-out mid-single digit price increases across approximately two-thirds of our product portfolio, including in Diapers and Wipes and Skin and Personal Care categories which may negatively impact consumer demand. We plan to take additional price increases in 2023 and in the future as needed to offset input cost inflation. Our direct connections to our consumers may become more limited as we expand our non-DTC channels. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities, and these expenditures are subject to risks, including risks related to consumer acceptance of our efforts. Growing internationally may also increase our marketing spend and will require significant investment. Our failure to obtain new consumers, or expand our business with existing consumers, could have an adverse effect on our business, financial condition, results of operations and prospects.

We also use paid and non-paid advertising. Our paid advertising may include search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Our paid advertising significantly increased in 2022 compared to 2021 due to industry-wide increases in advertising pricing, which impacted our ability to cost-effectively drive traffic to Honest.com and our digital customers. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We drive a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results.

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

Pandemics or disease outbreaks, such as the continuing effects of the COVID-19 pandemic and overall macroeconomic trends have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.

Pandemics or disease outbreaks, such as the continuing effects of the COVID-19 pandemic, have impacted and are likely to continue to impact our business, financial condition, results of operations and prospects, in particular due to the negative impact from supply chain disruptions, increasing commodity costs and shifting consumer demand. In connection with the continuing effects of the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely or on a hybrid remote schedule, imposing travel restrictions and temporarily closing businesses. For example, due to new COVID-19 lockdown restrictions in China in the second quarter of 2022, many of the ports shut down which has negatively impacted our ability to timely receive shipments of certain of our products, such as our wipes or packaging components. As China recently shifted from its "zero-COVID" policy to a "living with COVID" policy by removing mandatory centralized quarantine, compulsory testing and sweeping lockdowns, there has been a surge in COVID cases in China. To the extent that additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain the spread of COVID-19, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which has adversely affected our supply chain as well as the demand for our products and has impacted our revenue and ability to service our customer orders. For example, the out-of-stock inventory due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories. While at this time we are working to manage potential disruptions to our supply chain, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact, as well as overall macroeconomic trends, are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and prospects.

The impact of the COVID-19 pandemic and overall macroeconomic trends on any of our suppliers, manufacturers, retail or ecommerce customers or transportation or logistics providers has and may continue to negatively affect the price and availability of our raw materials and impact our supply chain. For example, there has been a supplier shortage or significant demand for and cost impacts to various raw materials used in manufacturing and distributing our products, including post-consumer recycled plastic resin, post-consumer recycled cardboard shipping cartons for our Honest.com shipments, surfactants, fluff pulp and other diaper raw materials. If the disruptions caused by the COVID-19 pandemic or macroeconomic trends continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. For example, government restrictions have limited and may in the future limit the personnel available to receive or ship products at our distribution centers. In addition, the conditions caused by the COVID-19 pandemic may negatively impact collections of accounts receivable (including as a result of retail customer bankruptcy), result in reduced orders from retail or digital partners or cause some of our retail customers to go out of business, all of which could adversely affect our business, financial condition, results of operations and prospects. Also, in the third quarter of 2022, some of our digital and retail customers began to reduce inventory on hand and have changed fulfillment schedules, which has negatively impacted our fulfillment operations and our revenue and is expected to continue to do so in the future. For example, Target implemented a new inventory management system to decrease weeks of supply on hand. Additionally, since 2021 Amazon has been holding fewer weeks of inventory supply on hand, which could impact the consumer experience and ultimate consumption, and has and could continue to negatively impact our results of operations.

In addition, any depression or recession resulting from the COVID-19 pandemic or other factors have changed customer and consumer behavior and demand, including with respect to our products, which could have an adverse effect on our business, financial condition, results of operations and prospects. For example, economic conditions, including inflationary pressures such as price increases in commodity prices, labor costs, input costs and transportation costs have impacted our gross margin and could impact consumer spending decisions to choose lower priced products, particularly as a result of our price increases intended to offset these input costs. We may not be able to increase our prices or productivity sufficiently enough to offset these costs. Our Digital channel has been negatively impacted in recent periods as consumers return to in-store shopping and our Retail channel may be impacted if governments were to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the COVID-19 virus. Further, to the extent our third-party ecommerce or retail customers’ operations are negatively impacted by the COVID-19 pandemic or other macroeconomic trends, our consumers may reduce demand for or spending on our products, or consumers or ecommerce or retail customers may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our business, including as a result of an increased difficulty in planning for operations. For example, based on macro Household and Wellness trends, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers have become vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. Given the significant decline in consumer demand for sanitizing and disinfecting products, we recorded an inventory write-down, inclusive of overhead costs and tariffs, of $4.3 million and $5.6 million, during the years ended December 31, 2022 and 2021, respectively, relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing and projected demand, and we may record inventory write-downs in the future. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the COVID-19 pandemic and the impact of any new variants of COVID-19, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Additionally, current macroeconomic conditions, such as inflation, increasing interest rates, and recent and potential future disruption in access to bank deposits and lending commitments due to bank failures, increase the risk of a potential recession and these macroeconomic conditions can negatively impact consumer discretionary spend for our products. External economic conditions have become more challenging and uncertain during fiscal year 2022. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic or the challenging macroeconomic conditions on our business. However, if the pandemic continues to persist as a severe worldwide health crisis or the current macroeconomic conditions lead to a recession, this would and the pandemic could continue to have an adverse effect on our business, financial condition, results of operations and prospects, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our strategic initiatives to reduce our cost structure could have long-term adverse effects on our business, financial condition, results of operations and prospects, and we may not realize the operational or financial benefits from such actions.

Our cost-reduction initiatives, including related to supply chain, marketing and selling, general and administrative expenses and the timing and success of such efforts are subject to many risks and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; meet certain revenue and operating expense targets; and monetize inventory and manage working capital. As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to help streamline operations and improve our cost efficiencies, including downsizing or exiting certain operations. For example, we announced the discontinuation of our disinfecting spray in 2022. We may not be successful in implementing these initiatives or realizing our anticipated savings and efficiencies, including as a result of factors beyond our control. In addition, any changes we make to reduce our cost structure, including changes to our products, formulations, or packaging, may result in reduced consumer demand for our products and increased carrying costs. If we are unable to realize the anticipated savings and efficiencies of our strategic initiatives, our operating and financial results would be adversely affected and could differ materially from our expectations.

If we fail to manage our inventory effectively, our business, results of operations, financial condition and liquidity may be materially and adversely affected.

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for various products to make purchase decisions and to manage our inventory. Demand for products, however, can change significantly between the time inventory or package components are ordered and the date of sale. Demand may be affected by new product launches of our competitors, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. For example, our inventory levels increased from $75.7 million to $115.7 million between the years ended December 31, 2021 and 2022. If we are required to lower sale prices or fund markdowns in order to reduce inventory level or to pay higher prices to our suppliers, our gross margins might be negatively affected. In addition, warehouse costs as a percentage of revenue increased from 9% to 12% between the years ended December 31, 2021 and 2022 related to inefficiencies in warehousing, higher labor rates and fulfillment costs due to holding higher levels of inventory. Any of the above may materially and adversely affect our business, financial condition and results of operations.

Failure to introduce new products may adversely affect our ability to continue to grow.

A key element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to our consumers. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff, including chemists, toxicologists and an eco-toxicologist, developing and testing product formulas and prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. Our product offerings have changed since our launch, which makes it difficult to forecast our future results of operations. Demand for certain product offerings can be volatile. For example, we launched sanitizing and disinfecting products in 2020 in response to significant demand created by the COVID-19 pandemic. Over the course of 2021 and 2022, as our consumers became vaccinated, the demand for these products declined precipitously. There can be no assurance that demand for our products will be maintained or grow after introduction or that we will successfully develop and market new products that appeal to consumers. For example, product formulas we develop may not contain the product attributes desired by our consumers. Any such failure may lead to a decrease in our growth, sales and ability to achieve profitability, which could adversely affect our business, financial condition, results of operations and prospects.

Additionally, the development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business, financial condition, results of operations and prospects could be adversely affected.

We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and shifts in our marketing strategies and efforts may or may not be successful.

In order to remain competitive and expand and keep market share for our products across our various channels, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could impact our operating results. Additionally, we may choose to change one of our marketing or advertising partners, which may prove to be unsuccessful. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and we are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. In addition, in 2022 the industry experienced an increased in paid advertising which will further impact our ability to cost-effectively drive traffic to Honest.com. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which may negatively affect the placement of our links. Moreover, social media platforms and other digital advertising platforms have increased the costs of digital advertising which has made such marketing less cost effective and partially led us to shift our advertising budget toward our Retail channel, and in turn reduced the number of visits to our website and social media channels. For example, in the third quarter of 2022, we made a strategic choice to significantly reduce digital media spending in the face of higher advertising costs, which has and may continue to impact our revenue in the digital channel.

In addition, social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. We may need to shift our marketing strategy and associated costs and those shifts, including any decrease in marketing spend, may negatively impact our consumer awareness and ultimately our operating results. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations and prospects could be adversely affected.

Failure to leverage our brand value propositions to compete against private label products, especially during an economic downturn, may adversely affect our ability to achieve or maintain profitability.

In many product categories, we compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide greater value than less expensive alternatives. If the difference in perceived value between our brand and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding the continuing effects of the COVID-19 pandemic, rising inflation, increasing interest rates, increasing prices of our products, and increasing risk of a recession, consumers may purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our products or an unfavorable shift in our product mix, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

For example, in 2015, multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural.” In 2017, we settled these class action lawsuits by agreeing to labeling changes and a $7.4 million settlement fund. In 2016, multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-surface cleaner. In 2017, we settled these class action lawsuits by agreeing to marketing or reformulating changes and a settlement fund of $1.6 million. We have also been the subject of litigation claiming our labels contain inaccurate or misleading information. For example, in 2022, a class action lawsuit was filed against us alleging that our plant-based claim on certain wipes products was deceptive to purchasers. In response to similar claims in the past, we have updated the language on certain of our labels. In addition, we voluntarily recalled certain of our baby wipes and baby powder products in 2017 and one of our bubble bath products in January 2021 due to concerns about potential contamination. Despite successfully completing these recalls, these incidents negatively affected our brand image and required significant time and resources to address.

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

We have positioned our brand to capitalize on growing consumer interest in clean conscious products. The clean conscious consumer product industry is sensitive to national and regional economic conditions and the demand for the products that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Current macroeconomic conditions, such as inflation, increasing interest rates, and recent and potential future disruption in access to bank deposits and lending commitments due to bank failures, increase the risk of a potential recession and these macroeconomic conditions can negatively impact consumer discretionary spend for our products. External economic conditions have become more challenging and uncertain during fiscal year 2022. Current and any future economic conditions such as employment levels, business conditions, housing starts, market volatility, interest rates, inflation rates, energy and fuel costs and tax rates, or our actions in response to these conditions, such as price increases, including our price increase in 2022 and planned for in 2023, could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of clean conscious consumer products that consumers purchase where there are alternatives, given that many products in this category often have higher retail prices than do their conventional counterparts.

Further, the Diapers and Wipes, Skin and Personal Care and Household and Wellness categories in which we operate are subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the markets in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. The Diapers and Wipes market is also subject to changes in birthrates, which have been declining in developed countries like the United States. In addition, media coverage regarding the safety, quality environmental suitability of, our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic, inflationary pressures and economic uncertainty. If consumer preferences shift away from clean products, our business, financial condition and results of operations could be adversely affected.

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

We believe our culture and our mission have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture or focus on our mission could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. If we fail to maintain our Company culture or focus on our mission, our competitive position and business, financial condition, results of operations and prospects could be adversely affected.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our founder and Chief Creative Officer, Jessica Warren, and our Chief Executive Officer, Carla Vernón.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our founder and Chief Creative Officer, Jessica Warren, and our Chief Executive Officer, Carla Vernón. The loss of the services of either of these persons could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our brand may also depend on the positive image and public popularity of Ms. Warren to maintain and increase brand recognition. Ms. Warren’s social media presence and approximately 48 million followers as of February 2023 across all of her social media channels combined represent a large social following and potential audience for our social media reach. Consumers may be drawn to our products because of her involvement with us. If Ms. Warren’s image, reputation or popularity is materially and adversely affected, this could negatively affect the marketability and sales of our products and could have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees, including Carla Vernón, who became our new Chief Executive Officer effective January 9, 2023. The market for such positions is competitive. Qualified individuals, like Ms. Vernón with her extensive experience in CPG and with founder-built businesses, are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, results of operations and prospects could be adversely affected.

Use of social media and influencers may adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, Pinterest, Twitter and TikTok accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing ecommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our employees have in the past, and may in the future, bring employment-related lawsuits against us, including regarding injuries, a hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms, employer review websites and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment-or harassment-related claims have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their business, including their ability to attract and hire top talent. Any employment-or harassment-related claims against our Company or key personnel could negatively affect us in similar or other ways.

We have a history of net losses and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $49.0 million, $38.7 million and $14.5 million in the years ended December 31, 2022, 2021 and 2020, respectively. Our expenses will likely increase in the future as we develop and launch new products and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. These products may require significant capital investments and recurring costs, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such products are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

Inventory levels in excess of consumer or customer demand have resulted and may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our business. Given the significant decline in consumer demand for sanitizing and disinfecting products, we recorded an inventory write-down, inclusive of overhead costs and tariffs, of $4.3 million and $5.6 million, during the years ended December 31, 2022 and 2021, respectively, relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing and projected demand, and we may record inventory write-downs in the future. In addition, if we underestimate the demand for our products, our third-party manufacturers may not be able to produce products to meet our consumer or customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. For example, the out-of-stock inventory in 2022 due to supply chain disruptions has been significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories. While our out-of-stock inventory levels have improved in 2022, future out-of-stock disruptions may negatively impact our results of operations, reputation and distributor relationships.

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

We rely on independent third-party certification, such as certifications of some of our products or ingredients as “organic” to differentiate them from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic, such as the United States Department of Agriculture’s, or the USDA, National Organic Program, the Global Organic Textile Standard for organic cotton in our baby clothing and bedding, the USDA’s BioPreferred Program for certified biobased products, the National Eczema Association’s NEA Seal of Acceptance, and the NSF/ANSI 305 standards set by Quality Assurance International. For example, we can lose our certifications if we use unapproved raw materials or incorrectly use a certification on product labels or in marketing materials. The loss of any independent certifications could adversely affect our market position and brand reputation as a maker of clean products, and our business, financial condition, results of operations and prospects could be adversely affected.

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

In addition, we periodically offer credits through various programs to our retail and ecommerce customers, including temporary price reductions, off-invoice discounts, retailer advertisements, product coupons, market development funds, in-store merchandising and product displays and other trade activities. We also periodically provide credits or other accommodations to our retail and ecommerce customers in the event that products do not conform to specifications or meet expected demand. The cost associated with promotions and credits is estimated and recorded as a reduction in revenue. These price concessions and promotional activities could adversely impact our revenue and changes in such activities could adversely impact period-over-period results. If we are not correct in predicting the performance of such promotions, or if we are not correct in estimating credits, our business, financial condition, results of operations and prospects could be adversely affected.

Our inability to secure, maintain and increase our presence in retail stores could adversely impact our revenue, and in turn our business, financial condition, results of operations and prospects could be adversely affected.

Our operations include sales to retail stores and their related websites, which in 2022, accounted for approximately 55% of our revenue. The success of our business is largely dependent on our continuing development of strong relationships with major retail chains. Target represented 31% of our retail sales in 2022. In the third quarter of 2022, we also expanded retail distribution into over 2,500 Walmart stores. The loss of our relationship with Target or any other large retail customer, including our new relationship with Walmart, could have a significant impact on our revenue. For example, there is significant volatility in our programs with Costco which resulted in a $10.0 million reduction in our revenue in 2022. We have no assurance of future rotational programs or ongoing revenue with Costco. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. We also may not be successful in executing our launches with new retailers like Walmart. Consequently, growth opportunities through our Retail channel may be limited and our revenue, business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish or maintain relationships with other retailers in new or current markets.

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

We allow our DTC consumers to return products and we offer refunds, subject to our return and refunds policy. In addition, some of our agreements with our retail or third-party ecommerce partners provide that we are responsible for the costs of certain returns. If product returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, results of operations and prospects could be adversely affected. Further, we and our retail and third-party ecommerce partners modify policies relating to returns or refunds from time to time, and may do so in the future, which may result in consumer dissatisfaction and harm to our reputation or brand, or an increase in the number of product returns or the amount of refunds we make. Additionally, from time to time our products are damaged in transit, which can increase return rates and harm our brand.

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

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. If we or our retail or ecommerce partners are unable to attract consumers to our or their websites or mobile applications through these devices or are slow to develop a version of such websites or mobile applications that are more compatible with alternative devices, we may fail to capture a significant share of consumers in the Diapers and Wipes, Skin and Personal Care or Household and Wellness product categories and could also lose consumers, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Further, we continually upgrade existing technologies and business applications and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments and may cause disruption to our business. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. For example, we have not yet integrated honestbabyclothing.com into our systems and our integration efforts for honestbabyclothing.com may not be successful and may negatively impact our consumer growth. In the event that it is more difficult for our consumers to buy products from us on their mobile devices, or if our consumers choose not to buy products from us on their mobile devices or to use mobile products or platforms that do not offer access to our website, we could lose consumers and fail to attract new consumers. As a result, our consumer growth could be harmed and our business, financial condition, results of operations and prospects could be adversely affected.

Severe weather, including hurricanes, earthquakes and natural disasters could disrupt normal business operations, which could result in increased costs and have an adverse effect on our business, financial condition, results of operations and prospects.

Our services and operations, including several of our fulfillment centers, customer service centers, data centers and corporate offices are located in California, Nevada, Pennsylvania and the Netherlands, and other areas as well as temporary storage and cross dock facilities that are vulnerable to damage or interruption from natural disasters, power losses, telecommunication failures, terrorist attacks, human errors, break-ins and similar events. The occurrence of a natural disaster or other unanticipated problems at our facilities could result in lengthy interruptions in our services as well as higher insurance premiums. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate offices are located, is in an earthquake fault zone and because the Los Angeles area is subject to the increased risk of wildfires, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and one of our key fulfillment and delivery centers. Although we are insured up to certain limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires, either of these events, if incurred, could adversely affect our business, financial condition, results of operations and prospects.

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

We depend heavily on ocean container delivery to receive shipments of certain of our products such as wipes from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our fulfillment centers located in Las Vegas, Nevada; Breinigsville, Pennsylvania and the Netherlands and other short-term inventory storage locations, and from there to our consumers and retail customers. Further, we rely on parcel carriers for the delivery of products sold directly to consumers through Honest.com and one major carrier for our domestic freight. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. For example, containers of wipes from seven ocean shipments were found to have mold on the shipping boxes and master cartons in the fourth quarter of 2022. While we have tendered this loss to our insurer and freight forwarders, the loss of contaminated product, inspection costs, container and truck storage costs, and remediation costs may negatively impact our operations in 2023. These interruptions or failures may also be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as truck shortages, labor unrest or natural disasters. There is no assurance that these interruptions or failures will not happen again. For example, a labor strike at a port could negatively impact the delivery of our imported wipes, and the escalating trade dispute between the United States and China and the increased demand for shipping containers have and may in the future restrict the flow of the goods, including our components and wipes, from China to the United States. For example, due to COVID-19 lockdown restrictions in China in the second quarter of 2022, many of the ports shut down which has negatively impacted and may in the future negatively impact our ability to timely receive shipments of our products. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

Our ability to meet the needs of our consumers and retail customers depends on our and our distribution partners’ proper operation of our fulfillment centers in Las Vegas, Nevada, Breinigsville, Pennsylvania and the Netherlands and other short-term inventory storage locations, where most of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or fulfillment centers, and any loss, damage or disruption of this facility, or loss or damage of the inventory stored there, could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our ability to raise capital in the future may be limited and our failure to raise capital may limit our ability to invest in strategic priorities and grow our business.

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or ability to achieve or maintain profitability. Additionally, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, resulting from increased volatility in the trading markets, the continuing effects of the COVID-19 pandemic, or otherwise. If we cannot raise funds on acceptable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

The agreements governing our indebtedness require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise capital through additional debt financing, the terms of any new debt could further restrict our ability to operate our business.

In January 2023, we entered into a first lien credit agreement, or 2023 Credit Facility, with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility maturing on April 30, 2026. Debt under the 2023 Credit Facility is guaranteed by our material domestic subsidiaries and is secured by our and such subsidiaries’ assets and property.

The 2023 Credit Facility also contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and certain of our subsidiaries’ abilities to, in each case subject to certain exceptions:

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
•change our fiscal year; and
•change our lines of business.

The 2023 Credit Facility also contains a financial covenant that requires us to maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.

Our ability to comply with the covenants and restrictions contained in the 2023 Credit Facility may be affected by economic, financial and industry conditions beyond our control. The restrictions in the 2023 Credit Facility may prevent us from taking actions that we believe would be in the best interests of our business and may have made it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Even if the 2023 Credit Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.

The 2023 Credit Facility includes customary events of default, including failure to pay principal, interest or certain other amounts when due; material inaccuracy of representations and warranties; violation of covenants; specified cross-default and cross-acceleration to other material indebtedness; certain bankruptcy and insolvency events; certain events relating to the Employee Retirement Income Security Act of 1974; certain undischarged judgments; material invalidity of guarantees or grant of security interest; and change of control, in certain cases subject to certain thresholds and grace periods.

Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in the lenders declaring all obligations, together with accrued and unpaid interest, immediately due and payable and take control of the collateral, potentially requiring us to renegotiate the 2023 Credit Facility on terms less favorable to us. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our business, results of operations, financial condition and future prospects could be adversely affected. In addition, such a default or acceleration may result in the acceleration of any future indebtedness to which a cross-acceleration or cross-default provision applies. If we are unable to repay our indebtedness, lenders having secured obligations, such as the lenders under the 2023 Credit Facility, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under our credit facilities and may not be able to repay the amounts due under our credit facilities. This could have an adverse effect on our business, financial condition, results of operations and prospects and could cause us to become bankrupt or insolvent.

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

From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our outsourcing and supplier network, complement our current products or expand the breadth of our markets. For example, in 2019 we entered into a license agreement with Butterblu pursuant to which we licensed certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. In August 2022, we terminated the license agreement in advance of its expiration date and entered into a supplier services agreement with Butterblu, pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us.

Acquisitions, investments and other strategic alliances, including our supplier services agreement with Butterblu, involve numerous risks, including:

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

We have incurred substantial losses since inception. As of December 31, 2022, we had federal and state net operating loss carryforwards of $301.0 million and $272.0 million, respectively. The federal loss carryforwards, except the federal loss carryforwards arising in tax years beginning after December 31, 2017, begin to expire in 2032 unless previously utilized. Federal net operating losses, or NOLs, arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire, but the deduction for these carryforwards is limited to 80% of current-year taxable income for taxable years beginning after 2020. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past, may experience ownership changes in the future, and are currently evaluating with our independent tax advisors whether and to what extent our NOLs may be currently limited. In addition, for state income tax purposes, there may be periods during which the use of NOLs or tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Dependence on Third Parties

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

All of the products we offer are manufactured by a limited number of third-party manufacturers, and as a result we have been and may continue to be subject to price fluctuations or demand disruptions. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories, respectively, that those hurdles had been met. In addition, in the third quarter of 2022, we received requests from the same two third-party manufacturers to renegotiate purchase costs due to continued increases in raw material costs. As a result, we negotiated and agreed to higher purchase prices which has negatively impacted our cost of revenue during the year ended December 31, 2022 and will continue to have a negative impact on our results of operations. Due to continued elevated input costs such as fluff pulp, we experienced further escalation of purchase costs and cost of revenue in the fourth quarter of 2022 and anticipate the same in 2023. Moreover, the demand for sustainable packaging and ingredients is outpacing the supply and increasing the cost of these raw materials. For example, there is a supplier shortage or significant demand for and cost impacts to various raw materials used in manufacturing and distributing our products, including post-consumer recycled plastic resin, post-consumer recycled cardboard shipping cartons for our Honest.com shipments, surfactants, fluff pulp and other diaper raw materials. We implemented price increases that took effect in the first half of 2022 and in December 2022 and plan to take additional price increases in 2023 and in the future as needed to offset input cost inflation. The implementation of these and future price increases are dependent on acceptance from our customers and accurate input of these pricing changes into our systems and our customers' systems. We have also continued to experience record-high freight and shipping costs. As we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current product categories. Failure to incorporate these and future price increases into our and our customers' systems may negatively impact our revenue and business results. We may also be limited in our ability to pass increased costs on to consumers, and may experience reduced demand from consumers as a result of our price increases, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

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

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. For example, Valor Brands LLC (dba Ontex North America), or Ontex, which manufactures and supplies certain diaper products for us, have opened a new manufacturing facility in North Carolina and its new facility may not be able to manufacture our diapers in a timely, cost-effective manner or meet our quality standards. In addition, we do not maintain long-term supply contracts with many of our suppliers and these suppliers could discontinue selling to us at any time. However, we have a long-term supply agreement with Ontex for the manufacture and supply of certain diaper products. The current term of the supply agreement with Ontex ends on December 31, 2023. In addition, our agreement with Ontex provides that Ontex will be our exclusive supplier of diaper and training pant products so long as Ontex is able to provide us such products. Either party may terminate the agreement if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. If the agreement with Ontex is terminated, is not renewed, or if Ontex becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure diaper manufacturing services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services. The loss of Ontex, or of any of our other significant suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects. In December 2022, we amended our agreement with Ontex to increase pricing on certain items, among other terms, which will apply for the balance of our agreement with Ontex and which will increase our cost of revenue in 2023. If we are not successful in negotiating future renewals, our business, financial condition, results of operations and prospects could be adversely affected.

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

Our principal suppliers and customers currently provide us with certain incentives such as volume rebates, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our ability to achieve or maintain profitability. Similarly, if one or more of our suppliers or customers were to offer these incentives, including preferential pricing, to our competitors, our competitive advantage would be reduced, which could have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, we have warehouse fulfillment centers located in Las Vegas, Nevada, Breinigsville, Pennsylvania and the Netherlands and a short-term inventory storage location in Fontana, California, all of which are managed by a single distribution partner, GEODIS Logistics LLC, or GEODIS. We have an agreement with GEODIS pursuant to which GEODIS provides warehousing, distribution and fulfillment services to us. Our agreement with GEODIS may be terminated for any reason by us or by GEODIS on delivery of prior written notice, and is renewable on an annual basis. If the agreement with GEODIS is terminated, is not renewed or if one fulfillment center is consolidated into another warehouse fulfillment center or if GEODIS becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations, our ability to procure warehousing, distribution and fulfillment services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services and our business, financial condition, results of operations and prospects could be adversely affected. For example, we are negotiating the renewal of our agreement with GEODIS for services at our Las Vegas, Breinigsville and Netherlands fulfillment centers. If we are not successful negotiating that renewal, our business, financial condition, results of operations and prospects could be adversely affected as we may have to work with a new provider of warehousing, distribution and fulfillment services which could be disruptive to our operations and further increase our costs. As part of these negotiations GEODIS passed on increased service and inflation related costs to us, including warehouse labor cost, which negatively impacted our cost of revenue for the year ended December 31, 2022 and may continue to negatively impact our cost of revenue going forward.

If our third-party suppliers and manufacturers do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, financial condition, results of operations and prospects could be harmed.

Our reputation and our consumers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail customers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. While we require that our suppliers agree to our Supplier Code of Conduct, we do not exercise control over our suppliers, manufacturers, and retail customers and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retail customers fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that would harm our reputation, business, financial condition, results of operations and prospects.

If we or our distribution partners do not successfully optimize, operate and manage the expansion of the capacity of our warehouse fulfillment centers, our business, financial condition, results of operations and prospects could be adversely affected.

We have warehouse fulfillment centers located in Las Vegas, Nevada, Breinigsville, Pennsylvania, and the Netherlands and a short-term inventory storage location in Fontana, California, all of which are managed by a single distribution partner, GEODIS. If we or any distribution partners do not optimize and operate our warehouse fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we or any distribution partners do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers. As a result of the COVID-19 pandemic, including an increase in orders, we and our distribution partner may experience disruptions to the operations of our fulfillment centers, which may negatively impact our and our distribution partner’s ability to fulfill orders in a timely manner, which could harm our reputation, relationships with consumers and business, financial condition, results of operations and prospects. We have designed and established our own fulfillment center infrastructure, including customizing inventory and package handling software systems, which is tailored to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver purchases to our DTC consumers and merchandise inventory to our retail and ecommerce partners and could have an adverse effect on our reputation and ultimately, our business, financial condition, results of operations and prospects.

Although we currently rely on our distribution partner, we have added a short-term warehouse fulfillment center and may do so in the future and/or other distribution capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, results of operations and prospects could be adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationships with our consumers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by the spread of COVID-19 and related governmental orders, as well as macroeconomic conditions, and there may be delays or increased costs associated with such expansion. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could have an adverse effect on our business, financial condition, results of operations and prospects.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We primarily rely on one major vendor for our DTC shipping requirements and one major vendor for our inbound domestic freight. If we are not able to negotiate acceptable pricing and other terms with this vendor or it experiences performance problems or other difficulties, it could negatively impact our operating results and our consumer experience. Shipping vendors have and may continue to impose shipping surcharges from time to time. In addition, our ability to receive inbound inventory efficiently and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our third-party manufacturers, delays at ports caused by COVID-19 and the escalating trade dispute between the United States and China has and may in the future lead to increased tariffs, the revocation of current tariff exclusions for certain of our products, which may restrict the flow of the goods from China to the United States. Additionally, for example, due to COVID-19 lockdown restrictions in China in the second quarter of 2022, many of the ports shut down which has negatively impacted and may in the future negatively impact our ability to timely receive shipments of our products. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites, which could have an adverse effect on our business, financial condition, operating results and prospects.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in the United States, China and Mexico and other countries to a lesser extent, to source, manufacture and partner with us for the innovation of all of our products, including product components, under our owned brand. We engage many of our third-party suppliers and manufacturers on a purchase order basis and in some cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply, manufacture and to partner in innovation of our products may be affected by raw material availability and prices, competing orders placed by other companies and the demands of those companies. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories, respectively, that those hurdles had been met. In addition, in the third quarter of 2022, we received requests from the same two third-party manufacturers to renegotiate purchase costs due to continued increases in raw material costs. As a result, we negotiated and agreed to higher purchase prices which negatively impacted our cost of revenue in 2022 and we expect higher purchase prices in 2023, which will negatively impact our cost of revenue in 2023, which we may not be able to offset with price increases. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our brand and business or cause consumer dissatisfaction. For example, as disinfecting and sanitization products have faced supply chain challenges, decelerating market demand and aging and slower turning inventory, we have received some product quality complaints from customers and consumers that have resulted and may in the future result in additional refunds, returns, write-offs and remediation costs. Remediation costs would be significant, including the cost to rework a product to be in sellable condition or the cost to destroy a product that cannot be remediated, and while immaterial as of December 31, 2022, it could have an adverse effect on our business, financial condition and results of operations. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

Selling Diapers and Wipes, Skin and Personal Care and Household and Wellness products and baby clothing and nursery bedding products involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding product safety. Illness, injury or death related to allergens, illnesses, foreign material contamination or other product safety incidents caused by our products, or involving our suppliers, could result in the disruption or discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. For example, in 2015 multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural,” which also resulted in an investigation by the Food and Drug Administration, or the FDA. In 2016 multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-surface cleaner. In 2022, a class action lawsuit was filed against us alleging that our plant-based claim on certain wipes products was deceptive to purchasers. In addition, we voluntarily recalled certain of our baby wipes and baby powder products in 2017. We also voluntarily recalled one of our bubble bath products in January 2021 due to concerns about potential contamination. Despite successfully completing these recalls, these incidents negatively affected our brand image and required significant time and resources to address.

Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence, breach of warranty, false advertising or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of adverse reactions, ineffectiveness or other safety incidents could also adversely affect the price and availability of affected materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of contamination, defects, or misbranding or other regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our retail or ecommerce customers, or our consumers, depending on the circumstances, to conduct a recall in accordance with FDA, the Consumer Product Safety Commission, or CPSC, the USDA, the U.S. Environmental Protection Agency, or EPA, or other federal regulations and policies, and comparable state laws, regulations and policies. Product recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing retail or ecommerce partners or consumers and a potential negative impact on our ability to attract new consumers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

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

Further, many products that we sell carry or are advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits or attributes, including, by way of example, the use of the terms “natural”, “organic”, “clean”, “clean conscious”, “sustainable”, “plant-based” or “naturally derived,” or similar synonyms or implied statements relating to such benefits or attributes. Although the FDA, FTC, and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” or related concepts like “naturally derived” for use in the personal care industry, which is true for many other adjectives common in the clean conscious product industry. The resulting uncertainty has led to legal challenges. Plaintiffs have commenced legal actions against numerous companies that market “natural”, “naturally derived” or “clean” products or ingredients, asserting false, misleading and deceptive advertising and labeling and breach of warranty claims, including claims alleging the presence of genetically modified or synthetic ingredients, including synthetic or highly processed forms of otherwise natural ingredients. In limited circumstances, both the FDA and FTC have taken regulatory action against products labeled or advertised “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded, and the cost of defending against any such claims could be significant. For example, a class action lawsuit was filed against us in 2022 alleging that our plant-based claim on certain wipes products was deceptive to purchasers. While we believe the claim is baseless, the cost of defending the lawsuit will be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

The USDA enforces federal standards for organic production and use of the term “organic” on product labeling for food and other agricultural products. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law. Failure to comply with these requirements may subject us to liability or regulatory enforcement. Consumers may also pursue state law claims challenging use of the organic label as being intentionally mislabeled or misleading or deceptive to consumers.

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

The manufacture and marketing of Diapers and Wipes, Skin and Personal Care and Household and Wellness products is highly regulated. We and our suppliers and manufacturers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, import, distribution and order fulfillment, advertising, sale, quality and safety of our products, as well as the health and safety of our employees and the protection of the environment.

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

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of consumer class action litigation, other legal claims, government investigations or other regulatory enforcement actions. The product marketing and labeling practices of companies operating in the Diapers and Wipes, Skin and Personal Care, Household and Wellness and clean conscious products segments of the marketplace receive close scrutiny from the private plaintiff’s class action bar and from public consumer protection agencies. Accordingly, there is risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general or other consumer protection law enforcement authorities will bring legal actions concerning the truth and accuracy of our product marketing and labeling claims. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, false advertising, unfair and deceptive practices, negligent misrepresentation, unjust enrichment, breach of warranty and breach of state consumer protection statutes. We have been targeted with such litigation in the past. For example, in 2015, multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural.” In 2017, we settled these class action lawsuits by agreeing to labeling changes and a $7.4 million settlement fund. In 2016, multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-surface cleaner. In 2017, we settled these class action lawsuits by agreeing to marketing or reformulating changes and a settlement fund of $1.6 million. In 2022, a class action lawsuit was filed against us alleging that our plant-based claim on certain wipes products was deceptive to purchasers. While we believe the claim is baseless, the cost of defending the lawsuit will be significant.

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

New government regulations could also result in new or more stringent forms of ESG oversight and expanded disclosure. The SEC proposed climate-change related disclosure rules that, if adopted, would require significant disclosure regarding GHG emissions and would require significant time and expense to collect and prepare the information which may need to be gathered to satisfy such new disclosure requirements and any regulatory requirements for independent attestation as to such disclosures. Further, the voluntary disclosure standards or frameworks we choose to align with are evolving and may change over time and our interpretation of such disclosure standards and frameworks may differ from those of others, either of which may result in a lack of consistent or meaningful comparative data from period to period and/or significant revisions to our goals and aspirations or reported progress in achieving such goals and aspirations.

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

We (and our third parties) are subject to stringent and changing domestic and foreign laws, regulations, rules, contractual data privacy and security obligations, policies and other obligations related to data privacy and security. The actual or perceived failure by us, our consumers, partners or vendors to comply with obligations could lead to regulatory investigations or actions; litigation; fines and penalties; have an adverse effect on our business, financial condition, results of operations and prospects disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

Data privacy and information security has become a significant issue in the United States, countries in Europe, and in many other countries in which we operate and where we offer our products and services. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and foreign laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and processing (which we collectively refer to as Data Protection Laws), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of consumers for processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process consumer information and operate our business.

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

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, the Telephone Consumer Protection Act, or TCPA, the Controlling the Assault of Non-Solicited Pornography And Marketing Act, or CAN-SPAM, other state and federal laws relating to privacy and data security, and other similar laws (e.g., wiretapping laws). The TCPA imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, as businesses can incur penalties or criminal fines imposed by the Federal Communications Commission or be fined up to $1,500 per violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Many states have enacted telemarketing laws and regulations that are even more proscriptive than the TCPA and that pose additional litigation and regulatory enforcement risks. In addition, the CCPA applies to personal information of consumers, business representatives, and employees, and requires companies that process information of California residents to make specific disclosures to consumers about their information collection, use and sharing practices, and allows consumers to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA may increase our compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including giving California residents the ability to limit the use of their sensitive information, by adding a new right for individuals to correct their personal information, and establishing a new California Privacy Protection Agency to implement and enforce the law. Other jurisdictions in the United States have passed or are proposing comprehensive privacy laws similar to the CCPA. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If and as we become subject to new data privacy laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors) and these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely. Additionally, under various Data Protection Laws and Data Protection Obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.

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

The European Commission released a set of Standard Contractual Clauses (SCCs), that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. Additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on SCCs, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. As such, any transfers by us or our vendors of personal information from Europe may not comply with European data protection law; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; may increase exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere; and may reduce demand for our products from companies subject to European data protection laws. Companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The inability to import personal data to the United States could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business.

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

We are also bound by contractual data privacy and security obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-

party processor to comply with applicable law, regulations, or contractual data privacy and security obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices and Internet neutrality. It is not clear how some existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as many of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or ecommerce. Our subscription programs are also subject to a complex and evolving body of domestic and international consumer protection laws and regulations that govern automatically renewing purchase agreements and that vary from jurisdiction to jurisdiction. It is possible that general business regulations and laws, laws specifically governing the Internet or ecommerce, and automatic renewal laws governing product subscription programs may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by customers and suppliers and may result in the imposition of monetary liabilities and burdensome injunctions. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We rely on SaaS technologies from third parties, including Salesforce, in order to operate critical functions of our business, including financial management services, customer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our consumers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We must successfully maintain, scale and upgrade our information technology systems, and our failure to do so could have an adverse effect on our business, financial condition, results of operations and prospects.

We have identified the need to significantly expand, scale and improve our information technology systems and personnel to support recent and expected future growth. As such, we are in the process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our Retail channel or fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, the need to acquire and retain sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and could have an adverse effect on our business, financial condition, results of operations and prospects. For example, in the fourth quarter of 2022, we replaced our order management system. We experienced some difficulties with the implementation of this new system, which caused us to incur $1.3 million in advanced shipping violation charges with some retail customers, and we may encounter further problems meeting the requirements set forth by our customers in the future, which could have an adverse effect on our business.

We are increasingly dependent on information technology and our ability to process data in order to operate and sell our goods and services, and if we (or our third parties) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; interruptions in our ability to provide our goods and services exposure to liability; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

We rely on information technology networks and systems and data processing (some of which are managed by third-parties) to market, sell and deliver our products and services, to fulfill orders, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (which we collectively refer to as Process or Processing) personal information, sensitive, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, process orders and to comply with regulatory, legal and tax requirements (which we collectively refer to as Business Functions). Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. And, while we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Any of the previously identified or similar threats could cause a security breach or other interruption. Any material disruption of our networks, systems or data processing activities, or those of our third parties, could disrupt our ability to provide our products and services, and to undertake, and cause a material adverse impact to, our Business Functions and our business, reputation and financial condition. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, or otherwise suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, we may experience adverse consequences, to our Business Functions and our business, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. For example, a security breach or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to information. Our DTC and ecommerce operations are critical to our business and our financial performance. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and DTC operations, any material disruption of our networks, systems or data processing activities related to our websites and DTC operations could reduce DTC sales and financial performance, damage our brand’s reputation and materially adversely impact our business. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

We have not always been able in the past and may be unable in the future to detect, anticipate, measure or prevent threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, Processing, communications systems, or software. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology, services, communications or software. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as our products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and services and introduce new products and services. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.

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

Risks Related to Conducting Business Internationally

If we cannot successfully manage the unique challenges presented by international markets or successfully execute changes in our international strategy, we may not be successful in managing our operations outside the United States.

Our strategy may include the expansion of our operations to international markets. We currently sell products through retailers in Canada, Asia, the United Kingdom and certain countries in the European Union and we may consider distributing or shipping to additional geographies. Although some of our executive officers have experience in international business from prior positions, we have little experience with operations outside the United States. Our ability to operate internationally is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by our ability to identify and gain access to local suppliers, obtain and protect relevant trademarks, domain names, and other intellectual property, as well as by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we may intend to operate in the future. Risks inherent in expanding our operations internationally also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs and other barriers to trade.

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

In 2022, international sales represented 2% of total revenue. Our business relies on third-party suppliers and manufacturers located in China, Mexico, and certain other foreign countries. We intend to continue to sell to consumers outside the United States and maintain our relationships in foreign countries where we have suppliers and manufacturers. Further, we may establish additional relationships in other countries in the future. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot be assured that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:

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

•our involvement in litigation;
•future sales of our common stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our common stock; and
•changes in the anticipated future size and growth rate of our market.
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding the continuing effects of the COVID-19 pandemic, the challenging macroeconomic environment and the related impacts.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our Company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
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

In April 2021, our board of directors declared a cash dividend of $35.0 million to the holders of record of our common stock and our redeemable convertible preferred stock as of May 3, 2021 that was contingent upon the closing of the IPO and was paid on June 29, 2021, or the 2021 Dividend. Other than the 2021 Dividend, we have never declared or paid cash dividends on our capital stock and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment. In addition, the 2023 Credit Facility contains restrictions on our ability to pay dividends.

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

Based on the number of shares outstanding as of December 31, 2022, our directors, executive officers and stockholders holding more than 5% of our outstanding capital stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 35.0% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We will remain an emerging growth company until the earliest of: (1) December 31, 2026; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

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

As a public company, we incur significant finance, legal, accounting and other expenses, including director and officer liability insurance, that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and we may not be able to close our books on time, meet filing deadlines, or meet other public company requirements.

Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, for the first time since becoming a public company, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2022. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an emerging growth company. If we are unable to in any such annual report assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected. To prepare for compliance with Section 404, we have engaged in and will continue to engage in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we have hired and may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We lease our corporate headquarters located at 12130 Millennium Drive #500, Los Angeles, California, in a LEED certified building where we occupy approximately 46,518 square feet of office space pursuant to a lease that expires in February 2027. This lease provides us with an option to extend it for up to two consecutive periods of five years each. We also lease a warehouse and distribution facility located in Las Vegas, Nevada where we occupy approximately 570,810 square feet pursuant to a lease that expires in December 2027, with an option to extend this lease for up to two consecutive periods of five years each. From time to time we also utilize outside storage on a short term basis. Our Las Vegas, Nevada facility is operated by our distribution partner GEODIS. GEODIS also operates two other warehouse and distribution facilities on our behalf located in Breinigsville, Pennsylvania and the Netherlands and a short-term inventory storage location in Fontana, California. In total, we have over one million square feet of facility space that we leverage to fulfill DTC and retail orders. We believe that our current facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 11, "Commitments and Contingencies," to the financial statements contained in this report for a discussion of legal proceedings that are incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on Nasdaq Global Select Market on May 5, 2021, under the symbol “HNST.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 14, 2023, we had approximately 115 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

In April 2021, our board of directors declared a cash dividend of $35.0 million to the holders of record of our common stock and our redeemable convertible preferred stock as of May 3, 2021, which we paid on June 29, 2021 (the “2021 Dividend”). Other than the 2021 Dividend, we have not declared or paid cash dividends on our capital stock, and we do not anticipate declaring or paying any cash dividends other than the 2021 Dividend in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including any restrictions in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant. The 2023 Credit Facility contains restrictions on our ability to pay dividends.

Comparative Stock Performance Graph

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” "the Company" and “Honest” refer to The Honest Company, Inc. and its consolidated subsidiaries.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2022.

 Overview

The Honest Company, Inc. (“Honest” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”) is a digitally-native consumer products company born in the Gen Z era to make purpose-driven consumer products designed for all people. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully-designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offerings, deep digital-first connection with consumers and omnichannel accessibility.

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three product categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 64%, 28%, and 8%, respectively, of our revenue for the year ended December 31, 2022, compared to 63%, 32%, and 5%, respectively, of our revenue for the year ended December 31, 2021. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.

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

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our product availability across both Digital and Retail channels, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. For the year ended December 31, 2022, we generated 45% and 55% of our revenue from our Digital and Retail channels, respectively, compared to 49% and 51%, respectively, for the year ended December 31, 2021. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise our Digital channel, and our Retail channel, which includes leading retailers and their websites. As of December 31, 2022, our products can be found in approximately 50,000 retail locations across the United States, Canada and Europe. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe is not easily replicated by our competitors. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

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

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean products consumer. Honest is still unknown to many consumers, with unaided brand awareness of 29% among diaper buyers according to our consumer research conducted in January 2022. In order to increase share of wallet of existing conscious consumers and to attract new consumers, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend, among other things, on our ability to successfully produce products that are free of defects and communicate the value of those products as clean, sustainable and effective, the efficacy of our marketing efforts and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. Given higher costs of digital marketing and increased retail distribution, we have and expect to continue to shift the focus of our marketing spend towards supporting retail marketing programs and to make changes in our domestic and global marketing initiatives to increase brand awareness. We believe our brand strength will enable us to continue to expand across categories and channels, allowing us to deepen relationships with consumers and expand our access to global markets. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients and continue to innovate in the clean conscious space. Based in Los Angeles, California, our research and development team, including chemists, in-house toxicologists and an eco-toxicologist, develops innovative clean products based on the latest green technology. At Honest, product innovation never stops. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to continue to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and natural product categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

We use connectivity to our community of consumers to provide valuable insights that power innovation across categories. We use innovation to support our growth objectives across our portfolio, as highlighted in the three core pillars of our Innovation Framework: that we bring product innovation that 1) feeds and nurtures our core values, 2) expands within our existing product categories, and 3) grows into new potential product categories adjacent to existing categories that fit with our value proposition to the consumer.

We continue to innovate in each of our product categories in areas such as breakthrough new product formulations, innovative packaging, costovation (defined below) and marketing strategy, with a focus on driving “big bets” across potential product adjacencies where we have: 1) ability to build on our premium positioning, 2) ability to lead and win in a category, and 3) the opportunity to expand into more places within an existing Honest home while positioning ourselves as a premium brand. We are also focused on building a portfolio of products in complementary categories through our Innovation Strategy and the investment in our Digital Strategy. We are building an Honest community with the goal of creating a more holistic clean, conscious home for consumers and customers alike. We strive for continuous improvement in our existing products’ safety, sustainability, efficacy and design profile while achieving better performance often at lower cost, which we refer to as costovation.

Continued Product Category Growth

Our product mix is a driver of our financial performance given our focus on accretive product launches and innovation to increase product margins. Even though our growth strategy aims to boost sales across all product categories, we intend to prioritize growth in Skin and Personal Care given its attractive margin characteristics and leverage our brand equity and consumer insights to extend into new adjacent product categories. Since we launched our Innovation Strategy, we have enhanced our product portfolio by strategically discontinuing certain products and making calculated extensions within our three product categories. These product changes have contributed new revenue and brought higher margin products into our portfolio.

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

Our paid advertising includes search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Paid advertising costs significantly increased industry-wide in 2021 and 2022, which negatively impacted our ability to cost-effectively drive traffic to Honest.com and contributed to the decline in Digital revenue in 2021 and 2022 as a result of our reduced digital media spending in the face of such higher advertising costs. We drive a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. These elevated advertising costs have in 2022 impacted and may in the future impact marketing efficiencies, costs and revenue in our Digital channel.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in purpose-designed products has contributed to higher demand for our products. At the same time, changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic or broader macroeconomic conditions, such as inflation, have resulted and could in the future result in fluctuations in our operating results. The COVID-19 pandemic in particular has caused general business disruption worldwide since January 2020. The full extent to which the COVID-19 pandemic and these broader macroeconomic conditions will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

Business Operations

As a result of the COVID-19 pandemic, our headquarters were temporarily closed but have since reopened in a hybrid capacity. During the pandemic we implemented travel restrictions and social distancing measures, including replacing many in-person meetings with virtual interactions, as well as other precautions for the safety of our employees, many of which we have continued. These actions represented a significant change in how we operate our business, but we believe that we successfully navigated this transition. We will continue to take actions as may be required or recommended by government or health authorities or as we determine are in the best interests of our employees and business partners in light of the pandemic.

The operations of our retail customers, manufacturers and suppliers have also been impacted by the COVID-19 pandemic. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may negatively impact collections of accounts receivable and reduce expected spending from new consumers, all of which could adversely affect our business, financial condition, results of operations and prospects in the future, and has led to tighter inventory management by retailers, which has negatively impacted our revenue and fulfillment operations, and may continue in the future. Prolonged unfavorable economic conditions, including as a result of COVID-19 or similar outbreaks, and any resulting recession or slowed economic growth, have had and may continue to have an adverse effect on our sales and profitability.

Supply Chain Disruptions

We experienced impacts on our inventory availability and delivery capacity during the COVID-19 outbreak. The out-of-stock inventory due to supply chain disruptions was significant on several key items, particularly in our Skin and Personal Care and Diapers and Wipes product categories. In the fourth quarter of 2021, we experienced lower than expected inventory receipts due largely to global supply chain delays, including a delay in receiving shipments from overseas, which we also experienced in the second quarter of 2022. For example, due to new COVID-19 lockdown restrictions in China in the second quarter of 2022, many of the ports shut down which has negatively impacted and may in the future negatively impact our ability to timely receive shipments of our products. To the extent that additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain the spread of COVID-19, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which has adversely affected our supply chain as well as the demand for our products and has impacted our revenue and ability to service our customer orders. During 2022, we took measures to bolster key aspects of our supply chain, such as increasing inventory levels to support retail distribution growth and longer lead times.

In addition, as a result of the COVID-19 pandemic and other macroeconomic trends, we and our distribution partners have experienced disruptions to the operations of our fulfillment centers, including a nationwide truck driver shortage during the fourth quarter of 2021. For example, an international freight forwarder partner experienced a cybersecurity attack during the first quarter of 2022 resulting in a delay in the shipment and launch of our Beauty Restage products in Europe. Also, in the third quarter of 2022, some of our digital and retail customers began to reduce inventory on hand and have changed fulfillment schedules, which has negatively impacted our fulfillment operations and our revenue and is expected to continue to do so in the future.

We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our consumers and retail and third-party ecommerce customers. We have experienced and anticipate continued increases in commodity prices, labor costs, input costs and transportation costs. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories, respectively, that those hurdles had been met. In addition, in the third quarter of 2022, we received requests from the same two third-party manufacturers to renegotiate purchase costs due to continued increases in raw material costs. As a result, we negotiated and agreed to higher purchase prices which has negatively impacted our cost of revenue during the year ended December 31, 2022 and will continue to have a negative impact on our results of operations. Due to continued elevated input costs such as fluff pulp, we experienced further escalation of purchase costs and cost of revenue in the fourth quarter of 2022 and anticipate the same in 2023. Additionally, one of our fulfillment partners passed on increased service and inflation related costs to us, including warehouse labor cost, which negatively impacted our cost of revenue. If we are not successful negotiating future renewals, our business, financial condition, results of operations and prospects could be adversely affected.

Moreover, the demand for sustainable packaging and ingredients is outpacing the supply and increasing the cost of these raw materials. For example, there is a supplier shortage or significant demand for and cost impacts to various raw materials used in manufacturing and distributing our products, including post-consumer recycled plastic resin, post-consumer recycled cardboard shipping cartons for our Honest.com shipments, surfactants, fluff pulp and other diaper raw materials.

We implemented price increases that took effect in the first half of 2022 and in December 2022 and plan to take additional price increases in 2023 and in the future as needed to offset current and future input cost inflation and to pursue productivity initiatives to offset inflation. However, we may not be able to increase our prices or productivity sufficiently enough to offset these costs. We continue to experience significant increasing input cost levels that have and could continue to hamper our ability to drive margin expansion. Customer demand for our products may change based on price increases.

Consumer Preferences

We believe that during 2020, COVID-19 drove a demand shift towards our Digital channel as consumers shifted to online shopping amid the pandemic. Given our digitally-native brand and strong digital penetration, we believe we benefited from this trend. Additionally, in 2020 we benefited from increasing consumer and customer demand for sanitization and disinfecting products, which drove revenue growth in our Household and Wellness product category. In 2021 and 2022, we saw a significant decline in consumer demand for sanitization and disinfecting products as consumers returned to pre-COVID routines. In addition, retailers continue to manage heavy inventories of these products in stores and warehouse facilities.

In 2021, we began to see increased consumer willingness to return to in-store shopping as the economy reopened and more of the population became vaccinated, driving revenue growth within our Retail channel, specifically within our Diapers and Wipes and Skin and Personal Care product categories. During the year ended December 31, 2022, the Retail channel revenue continued to increase compared to our Digital channel due to this trend as well as expanded and new distribution, marketing efforts and strong retail consumption across product categories.

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. Given the significant decline in consumer demand for sanitizing and disinfecting products, we recorded an inventory write-down, inclusive of overhead costs and tariffs, of $4.3 million and $5.6 million, during the year ended December 31, 2022 and 2021, respectively, relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing and projected demand, and we may record inventory write-downs in the future. Included in these inventory write-downs is $1.0 million and $0.7 million of Company earmarked donations of excess sanitization products during the year ended December 31, 2022 and 2021, respectively, which is included in selling, general and administrative expense on the consolidated statements of comprehensive loss. The amount of excess sanitization products donated in future periods may differ from those earmarked for donations. Depending on future consumer behavior in relation to changes in the COVID-19 pandemic, the macroeconomic environment or otherwise and related aging of inventory, among other factors, we may incur additional inventory write-downs, customer returns or incur additional donation expense or disposal costs as we reduce excess inventory.

Due to increasing supply chain lead times, new retail distribution and expectation of supplier price increases that took effect in early 2023, we have increased our inventory levels to ensure in-stock position to service customers and consumers. In addition, inflation in input costs, including higher product costs, inbound shipping and warehouse labor, has resulted in a higher dollar value of inventory. As a result of these factors, during the year ended December 31, 2022, inventory has increased by $40.0 million compared to the year ended December 31, 2021, which mainly represents an increase in quantities on-hand, as well as higher cost per unit due to input cost inflation and higher capitalized costs associated with in-bound freight and warehouse costs.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions that became effective on January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. While we are still evaluating the impact of the Act, we do not currently expect any material changes on our consolidated financial position, results of operations and cash flows.

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

In 2019, we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we licensed certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. Butterblu operates and maintains our baby apparel offerings independently through the honestbabyclothing.com website. For the year ended December 31, 2022 and 2021, we collected $1.0 million and $0.9 million, respectively, in royalty revenue related to this license agreement. For the year ended December 31, 2020, we did not collect any royalty revenue under this agreement due in part because we granted Butterblu temporary payment relief. In August 2022, we terminated the license agreement in advance of its expiration date and entered into a supplier services agreement with Butterblu, pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us. As part of the supplier services agreement, we acquired all of Butterblu's existing inventory of Honest baby apparel products for $5.5 million, and have agreed to purchase and own inventory for the term of the supplier service agreement which is until December 31, 2026, unless terminated sooner. We entered into this supplier services agreement to create growth opportunities and synergies between our portfolio of products. Butterblu continues to operate and maintain our baby apparel offerings independently through the honestbabyclothing.com website under our supplier services agreement. Honest Baby Clothing® sales are now reflected as revenue in our consolidated statements of operations. For the year ended December 31, 2022, we recognized $10.0 million in revenue, excluding royalty revenue, which was included in our Household and Wellness product category, and $7.7 million of associated cost of revenue.

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

Marketing

Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production and other public relations and promotional initiatives. Given higher costs in digital marketing and increased retail distribution, we have shifted the focus of our marketing spend towards supporting retail marketing programs and top of funnel marketing activities. We will continue to invest in marketing initiatives in our product categories and hero products with key retailers, as well as expand brand awareness, introduce new product innovation across multiple product categories and implement new marketing strategies in the United States. As we launch new products, we expect to make marketing investments to build brand awareness, drive trial and set the foundation for future revenue growth.

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

IPO-Related Expenses

After the closing of the IPO, we paid $9.5 million in bonuses to certain employees, including members of management, excluding in each case payroll taxes and expenses. The bonus was recognized in selling, general and administrative and research and development expense. In addition, upon the effective date of the registration statement for our IPO in May 2021, we recognized stock-based compensation expense in selling, general and administrative and research and development expenses of $3.1 million related to certain performance and market-based stock options and $0.2 million related to certain restricted stock units that vested upon this liquidity event.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our short-term investments and our cash and cash equivalents balances. Prior to the adoption of Financial Accounting Standards Board Accounting Standard Update No 2016-02, Leases (ASC 842) on January 1, 2022, interest expense consisted primarily of the portion of rent payments recognized as imputed interest expense under build-to-suit accounting associated with our leasing arrangements.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	For the year ended December 31,
	2022	2021
(In thousands)
Revenue	$313,651	$318,639
Cost of revenue	221,336	209,467
Gross profit	92,315	109,172
Operating expenses
Selling, general and administrative(1)	87,317	84,059
Marketing	47,782	54,260
Research and development(1)	6,996	7,679
Total operating expenses	142,095	145,998
Operating loss	(49,780)	(36,826)
Interest and other income (expense), net	871	(1,776)
Loss before provision for income taxes	(48,909)	(38,602)
Income tax provision	110	77
Net loss	$(49,019)	$(38,679)
______________
(1)    Includes stock-based compensation expense as follows:

	For the year ended December 31,
	2022	2021
(In thousands)
Selling, general and administrative	$14,593	$15,820
Research and development	485	1,027
Total	$15,078	$16,847

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue*:

	For the year ended December 31,
	2022	2021
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	70.6	65.7
Gross profit	29.4	34.3
Operating expenses
Selling, general and administrative	27.8	26.4
Marketing	15.2	17.0
Research and development	2.2	2.4
Total operating expenses	45.3	45.8
Operating loss	(15.9)	(11.6)
Interest and other income (expense), net	0.3	(0.6)
Loss before provision for income taxes	(15.6)	(12.1)
Income tax provision	—	—
Net loss	(15.6)%	(12.1)%

* Amounts may not sum due to rounding.

Comparison of the Year Ended December 31, 2022 and 2021
Revenue

	For the year ended December 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$200,429	$200,923	$(494)	(0.2)%
Skin and Personal Care	89,316	101,697	(12,381)	(12.2)
Household and Wellness	23,906	16,019	7,887	49.2
Total Revenue	$313,651	$318,639	$(4,988)	(1.6)%

	For the year ended December 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$141,403	$157,546	$(16,143)	(10.2)%
Retail	172,248	161,093	11,155	6.9
Total Revenue	$313,651	$318,639	$(4,988)	(1.6)%

Revenue was $313.7 million for the year ended December 31, 2022, as compared to $318.6 million for the year ended December 31, 2021. The decrease of $5.0 million, or 1.6%, was primarily due to a $12.4 million decrease in revenue from Skin and Personal Care products and a $0.5 million decrease in revenue from Diapers and Wipes, offset by a $7.9 million increase in revenue from Household and Wellness products. The revenue decrease from Skin and Personal Care was primarily driven by a decrease of $8.5 million in revenue related to a rotational program with a key club retailer that occurred during the year ended December 31, 2021 and did not occur during the year ended December 31, 2022 and a $4.7 million in liquidation sales in advance of our Beauty Restage to clear out legacy inventory, partially offset by higher consumption, price increases and distribution gains. The revenue decrease in Diapers and Wipes was primarily driven by a decrease in diaper revenue due to lower traffic, lower bundle subscribers and decreased revenue in our Digital channel as the price of digital marketing escalated and impacted our ability to cost-effectively drive traffic to our Honest.com and digital customers and led us to shift our advertising budget toward our Retail channel, partially offset by an increase in our wipes revenue, price increases in both Diapers and Wipes and distribution gains. The revenue increase in Household and Wellness was primarily driven by $10.0 million in revenue from Honest Baby

Clothing as a result of our transition from a license agreement to a supplier services agreement with Butterblu, partially offset by a $2.3 million decrease in sanitization and disinfecting products revenue.

We estimate that pricing increases taken in the first half of 2022 contributed $10.3 million to revenue for the year ended December 31, 2022.

Revenue increased in our Retail channel for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in revenue across product categories related to new retail distribution gains and strong consumption growth at existing and new retail customers, partially offset by two rotational programs (sanitization and disinfecting and baby and personal care) with a key club customer during the year ended December 31, 2021, that did not occur during the year ended December 31, 2022. The decrease in revenue in our Digital channel for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to higher digital marketing costs which impacted the ability to cost-effectively drive traffic to Honest.com and our digital customers, as well as a key digital customer that reduced its weeks of supply of inventory and experienced lower diaper and wipes bundle subscribers.

Cost of Revenue and Gross Profit

	For the year ended December 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
Cost of revenue	$221,336	$209,467	$11,869	5.7%
Gross profit	$92,315	$109,172	$(16,857)	(15.4)%

Cost of revenue was $221.3 million for the year ended December 31, 2022, as compared to $209.5 million for the year ended December 31, 2021. The increase of $11.9 million, or 5.7%, was primarily due to higher fulfillment costs, especially in transportation, freight and warehouse labor costs, higher product costs, driven by increased product costs for our diapers and personal care products, higher revenue from Honest Baby Clothing, as well as rent expense related to our warehouse facility due to the derecognition of our built-to-suit lease as a result of the adoption of ASC 842 (previously recognized in interest expense). Cost of revenue as a percentage of revenue increased by 483 basis points primarily due to higher input costs, along with higher trade promotion levels as compared to the year ended December 31, 2021, partially offset by pricing increases implemented in the first half of 2022 and cost reduction projects.

Gross profit was $92.3 million for the year ended December 31, 2022, as compared to $109.2 million for the year ended December 31, 2021. The decrease of $16.9 million, or 15.4%, was primarily due to the decrease in revenue in our Skin and Personal Care product category, higher input costs, including higher fluff pulp costs and higher raw material prices from manufacturers, and higher fulfillment costs, higher levels of promotional spending and fixed cost deleverage, partially offset by the increase in revenue in our Household and Wellness product category, pricing increases implemented in the first half of 2022 and cost savings.

Operating Expenses

Selling, General and Administrative Expenses

	For the year ended December 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$87,317	$84,059	$3,258	3.9%

Selling, general and administrative expenses were $87.3 million for the year ended December 31, 2022, as compared to $84.1 million for the year ended December 31, 2021. The increase of $3.3 million, or 3.9%, was primarily due to $5.8 million in CEO transition expenses, a $3.9 million increase in legal fees, a $2.0 million increase in service fees related to the Honest Baby Clothing servicing agreement, a $1.3 million in advanced shipping vendor violation charges related to implementation of our new order management system and a $1.1 million increase in donation expense, partially offset by non-recurring IPO related expenses for the year ended December 31, 2021 that did not occur during the year ended December 31, 2022. The IPO-related expenses during the year ended December 31, 2021 included $9.1 million in bonus payments made to certain employees, including members of management, excluding payroll taxes and expenses, $1.9 million in stock-based compensation expense related to the vesting of performance based awards and $1.0 million in accounting expenses related to the IPO during the year ended December 31, 2021.

Marketing Expenses

	For the year ended December 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
Marketing	$47,782	$54,260	$(6,478)	(11.9)%

Marketing expenses were $47.8 million for the year ended December 31, 2022, as compared to $54.3 million for the year ended December 31, 2021. The decrease of $6.5 million, or 11.9%, was primarily due to a strategic shift in digital marketing spend in the face of higher advertising costs to our Retail channel reflecting lower marketing spend of $4.8 million at Honest.com and $2.5 million with a key digital customer, offset by an increase in marketing expenses in our Retail channel.

Research and Development Expenses

	For the year ended December 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
Research and development	$6,996	$7,679	$(683)	(8.9)%

Research and development expenses were $7.0 million for the year ended December 31, 2022, as compared to $7.7 million for the year ended December 31, 2021. The decrease of $0.7 million, or 8.9%, was primarily related to a $0.5 million decrease in stock-based compensation expense.

Interest and Other Income (Expense), Net

	For the year ended December 31,
	2022	2021	$ change	% change
(In thousands, except percentages)
Interest income (expense), net	$494	$(1,754)	$2,248	(128.2)%
Other income (expense), net	377	(22)	399	(1,813.6)
Interest and other income (expense), net	$871	$(1,776)	$2,647	(149.0)%

Interest and other income, net were $0.9 million for the year ended December 31, 2022, as compared to interest and other expense, net of $1.8 million for the year ended December 31, 2021. The increase of $2.6 million, or 149.0%, was primarily due to a decrease in interest expense related to the derecognition of our built-to-suit lease as a result of the adoption of ASC 842, as well as an increase in interest earned on investments. Under the new lease accounting, all lease expenses related to the built-to-suit lease are included in cost of revenue. Additionally, during the year ended December 31, 2022, $0.7 million of other income was related to the recognition of taxes and interest to be refunded from the Nevada Department of Taxation legal settlement. Refer to Note 11, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the legal settlement.

Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. Prior to our IPO, our available liquidity and operations were financed primarily through the sale of redeemable convertible preferred stock, equity securities and to a lesser extent, debt financing. Upon the closing of our IPO, we received net proceeds of approximately $91.0 million, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of $5.5 million. As of December 31, 2022, we had $9.5 million of cash and cash equivalents and $5.7 million of short-term investments. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our short-term and long-term working capital and capital expenditure needs, given our plan to generate positive cash flow from reducing our inventory and the availability under our 2023 Credit Facility. Refer to 17, "Subsequent Events" included in the consolidated financial statements for more information on the 2023 Credit Facility. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

2021 Credit Facility

In April 2021, we entered into a first lien credit agreement (the “2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provided for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2021 Credit Facility included a subfacility that provided for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduced the amount available under the 2021 Credit Facility.

As of December 31, 2022, there were outstanding standby letters of credit of $4.8 million related to lease obligations with $30.2 million available to be drawn upon. The 2021 Credit Facility was subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. We recognized the commitment fee as incurred in interest and other income (expense), net in the consolidated statements of comprehensive loss. For the year ended December 31, 2022 and 2021, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility was, at our option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period.

As of December 31, 2022, there was no outstanding balance under the 2021 Credit Facility we were in compliance with the covenants under this facility.

In January 2023, upon entry into the 2023 Credit Facility, the Company’s 2021 Credit Facility was terminated. Refer to Note 8, "Credit Facilities" and 17, "Subsequent Events" included in the consolidated financial statements for more information on the termination of the 2021 Credit Facility.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding, which reduced the amount available under the 2021 Credit Facility. Availability of the 2023 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by an availability block and certain reserves, if any. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility.

The interest rate applicable to the 2023 Credit Facility will be, at the Company’s option, either (a) the Adjusted Term SOFR rate (subject to a 0.00% floor), plus a margin ranging from 1.50% to 2.25% or (b) the CB floating rate, (i) plus a margin of 0.25% or (ii) minus a margin ranging from 0.25% to 0.50%. The margin will be based upon the Company’s fixed charge coverage ratio. The CB floating rate is the highest of (a) the Wall Street Journal prime rate and (b) 2.50%.

The 2023 Credit Facility will terminate and borrowings thereunder, if any, will be due in full on April 30, 2026. Debt under the 2023 Credit Facility will be guaranteed by substantially all of the Company’s material domestic subsidiaries and will be secured by substantially all of the Company’s and such subsidiaries’ assets.

The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility and also includes customary events of default. The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the year ended December 31,
(In thousands)	2022	2021
Net cash (used in) operating activities	$(76,275)	$(38,154)
Net cash provided by (used in) investing activities	$34,963	$(8,623)
Net cash provided by financing activities	$38	$60,368

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

Net cash used in operating activities of $76.3 million for the year ended December 31, 2022 was primarily due to net loss of $49.0 million, non-cash adjustments of $24.2 million and a net decrease in cash related to changes in operating assets and liabilities of $51.4 million. Non-cash adjustments primarily consisted of stock-based compensation of $15.1 million, amortization of operating ROU assets of $6.2 million and depreciation and amortization of $2.8 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $40.0 million increase in inventory reflecting cost inflation (inclusive of the purchase of $5.5 million of Honest Baby Clothing inventory from Butterblu), an increase in weeks of supply due to longer lead times, as well as in advance of new distribution and an additional investment in advance of supplier price increases that took effect in early 2023, a $10.6 million increase in accounts receivable due to growth in Retail channel revenue, a $4.4 million increase in prepaid expenses and other assets due to timing of payments, offset by a $10.4 million use of cash due to the timing of payments associated with our accounts payable, accrued expenses and a $7.0 million use of cash due to operating lease obligations.

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

Net cash provided by investing activities of $35.0 million for the year ended December 31, 2022 was due to purchases of short-term investments of $12.8 million, offset by proceeds from the maturities of short-term investments of $49.4 million.

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

Net cash provided by financing activities of $38.4 thousand for the year ended December 31, 2022 primarily consisted of proceeds from stock option exercises and the 2021 ESPP, partially offset by principal payments of financing lease obligations.

Net cash provided by financing activities of $60.4 million for the year ended December 31, 2021 primarily consisted of proceeds from our IPO of $96.5 million, net of underwriting discounts and commissions and proceeds from the exercise of stock options of $5.7 million, offset by dividend payments of $35.0 million and payments of offering costs in connection with our IPO of $5.5 million.

Dividends

In April 2021, our board of directors declared a cash dividend of $35.0 million to the holders of record of our common stock and our redeemable convertible preferred stock as of May 3, 2021, which we paid on June 29, 2021 (the “2021 Dividend”). Other than the 2021 Dividend, we have not declared or paid cash dividends on our capital stock, and we do not anticipate declaring or paying any cash dividends other than the 2021 Dividend in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including any restrictions in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant. The 2023 Credit Facility contains restrictions on our ability to pay dividends. Refer to Note 17, "Subsequent Events" included in these consolidated financial statements for more information on the 2023 Credit Facility.

Non-GAAP Financial Measure

We prepare and present our consolidated financial statements in accordance with GAAP. However, management believes that adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) the IPO bonus in the second quarter of 2021, including associated payroll taxes and expenses, and third-party costs associated with our IPO in 2021; (6) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; and (7) CEO transition expenses.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not include the IPO bonus, including associated payroll taxes and expenses, or third-party costs associated with the preparation of the IPO; (6) it does not reflect tax payments that may represent a reduction in cash available to us; and (7) does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as CEO transition expenses. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the year ended December 31,
(In thousands)	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(49,019)	$(38,679)
Interest and other (income) expense, net	(871)	1,776
Income tax provision	110	77
Depreciation and amortization	2,753	4,146
Stock-based compensation	15,078	16,847
Related IPO and other transaction-related expenses(1)	—	12,160
Securities litigation expense	3,583	—
CEO transition expense(2)	5,766	—
Payroll tax expense related to stock-based compensation	89	211
Adjusted EBITDA	$(22,511)	$(3,462)
____________

(1)    Includes IPO-related costs, including IPO bonus and transaction-related third-party expenses, which are generally incremental costs incurred associated with the preparation of the IPO.
(2)     Includes consulting fee, severance, and legal fees related to our former CEO, as well as recruiting fees, among other related costs.

Material Cash Requirements

We lease warehouse and office facilities under operating and finance lease agreements. We have unconditional purchase commitments for software service subscriptions, advertising services and certain other services. See Note 11, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our short-term and long-term leases and purchase obligations.

Recent Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements not yet adopted and recently adopted accounting pronouncements.

Critical Accounting Policies and Estimates

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Honest Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Honest Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2022.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 16, 2023

We have served as the Company’s auditor since 2012.

The Honest Company, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$9,517	$50,791
Short-term investments	5,650	42,388
Accounts receivable, net	42,334	31,784
Inventories	115,664	75,668
Prepaid expenses and other current assets	15,982	13,165
Total current assets	189,147	213,796
Operating lease right-of-use asset	29,947	—
Property and equipment, net	14,327	52,952
Goodwill	2,230	2,230
Intangible assets, net	370	440
Other assets	4,578	3,179
Total assets	$240,599	$272,597
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,755	$28,743
Accrued expenses	38,010	19,003
Deferred revenue	815	731
Total current liabilities	63,580	48,477
Long term liabilities
Lease financing obligation, net of current portion	—	37,527
Operating lease liabilities, net of current portion	29,842	—
Other long-term liabilities	817	7,487
Total liabilities	94,239	93,491
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2022 and 2021, none issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2022 and 2021; 92,896,736 and 91,512,140 shares issued and outstanding as of December 31, 2022 and 2021, respectively	9	9
Additional paid-in capital	586,213	570,794
Accumulated deficit	(439,830)	(391,656)
Accumulated other comprehensive loss	(32)	(41)
Total stockholders’ equity	146,360	179,106
Total liabilities and stockholders’ equity	$240,599	$272,597
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	For the year ended December 31,
	2022	2021	2020

Revenue	$313,651	$318,639	$300,522
Cost of revenue	221,336	209,467	192,626
Gross profit	92,315	109,172	107,896
Operating expenses
Selling, general and administrative	87,317	84,059	71,253
Marketing	47,782	54,260	44,478
Research and development	6,996	7,679	5,705
Total operating expenses	142,095	145,998	121,436
Operating loss	(49,780)	(36,826)	(13,540)
Interest and other income (expense), net	871	(1,776)	(837)
Loss before provision for income taxes	(48,909)	(38,602)	(14,377)
Income tax provision	110	77	89
Net loss	$(49,019)	$(38,679)	$(14,466)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.53)	$(0.43)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	92,201,806	71,126,218	34,075,572

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	9	(135)	(28)
Comprehensive loss	$(49,010)	$(38,814)	$(14,494)

The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	49,100,928	$376,404	34,033,074	$3	$108,109	$(338,511)	$122		$(230,277)
Net loss	—	—	—	—	—	(14,466)	—		(14,466)
Other comprehensive loss	—	—	—	—	—	—	(28)		(28)
Stock options exercised	—	—	56,112	—	41	—	—		41
Stock-based compensation	—	—	—	—	7,905	—	—		7,905
Balances at December 31, 2020	49,100,928	$376,404	34,089,186	$3	$116,055	$(352,977)	$94		$(236,825)
Net loss	—	—	—	—	—	(38,679)	—	(38,679)	(38,679)
Other comprehensive loss	—	—	—	—	—	—	(135)		(135)
Stock options exercised	—	—	1,170,803	—	5,730	—	—		5,730
Stock-based compensation	—	—	—	—	16,847	—	—		16,847
Vested restricted stock	—	—	173,835						—
Dividends paid ($0.42 per share)	—	—	—	—	(35,000)	—	—		(35,000)
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $12.2 million	—	—	6,451,613	1	91,038	—	—		91,039
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(49,100,928)	(376,404)	49,649,023	5	376,400	—	—		376,405
Common stock withheld for tax obligation and net settlement	—	—	(61,810)	—	(567)	—	—		(567)
Shares issued under employee stock purchase plan	—	—	39,490	—	291	—	—		291
Balance at December 31, 2021	—	$—	91,512,140	$9	$570,794	$(391,656)	$(41)		$179,106
Net loss	—	—	—	—	—	(49,019)	—		(49,019)
Other comprehensive loss	—	—	—	—	—	—	9		9
Stock options exercised	—	—	43,556	—	122	—	—		122
Stock-based compensation	—	—	—	—	15,078	—	—		15,078
Vested restricted stock	—	—	1,253,348	—	—	—	—		—
Shares issued under employee stock purchase plan	—	—	95,742	—	256	—	—		256
Common stock withheld for tax obligation and net settlement	—	—	(8,050)	—	(37)	—	—		(37)
ASC 842 transition effect	—	—	—	—	—	845	—		845
Balance at December 31, 2022	—	$—	92,896,736	$9	$586,213	$(439,830)	$(32)		$146,360
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(49,019)	$(38,679)	$(14,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,753	4,146	4,854
Stock-based compensation	15,078	16,847	7,905
Other	6,345	311	166
Changes in assets and liabilities:
Accounts receivable, net	(10,550)	(8,989)	1,461
Inventories	(39,996)	1,001	(24,129)
Prepaid expenses and other assets	(4,358)	(6,114)	(1,496)
Accounts payable, accrued expenses and other long-term liabilities	10,396	(6,691)	13,748
Deferred revenue	83	14	(109)
Operating lease liabilities	(7,007)	—	—
Net cash used in operating activities	(76,275)	(38,154)	(12,066)
Cash flows from investing activities
Purchases of short-term investments	(12,782)	(65,267)	(22,462)
Proceeds from sales of short-term investments	—	27,394	5,830
Proceeds from maturities of short-term investments	49,362	29,470	53,528
Purchases of property and equipment	(1,617)	(220)	(200)
Net cash provided by (used in) investing activities	34,963	(8,623)	36,696
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting commissions and discounts	—	96,517	—
Dividends paid	—	(35,000)	—
Proceeds from exercise of stock options	122	5,730	41
Payment of initial public offering costs	—	(5,477)	—
Taxes paid related to net share settlement of equity awards	(37)	(567)	—
Proceeds from ESPP	256	291	—
Payments on finance lease liabilities	(303)	(1,126)	(1,014)
Net cash provided by (used in) financing activities	38	60,368	(973)
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,274)	13,591	23,657
Cash, cash equivalents and restricted cash
Beginning of the period	50,791	37,200	13,543
End of the period	$9,517	$50,791	$37,200

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$9,517	$50,791	$29,259
Restricted cash, current	—	—	1,752
Restricted cash, non-current	—	—	6,189
Total cash, cash equivalents and restricted cash	$9,517	$50,791	$37,200

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8	$1,797	$1,844
Income Taxes	101	$76	$102
Supplemental disclosures of noncash activities
Equipment acquired under capital lease obligations	$—	$123	$71
Deferred IPO costs included in accounts payable and accrued expenses	$—	$—	$533
Capital expenditures included in accounts payable and accrued expenses	$54	$33	$44
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2022
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
1.     Nature of Business

The Honest Company, Inc. (the “Company”) was incorporated in the State of California on July 19, 2011 and on May 23, 2012 was re-incorporated in the State of Delaware under the same name. The Company is a digitally-native consumer products company born in the Gen Z era to make purpose-driven consumer products designed for all people. The Company sells its products through digital and retail sales channels in the following product categories: Diapers and Wipes, Skin and Personal Care, and Household and Wellness.

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

Upon completion of the IPO, the Company paid $9.5 million in cash bonuses to certain employees including members of management, as well as $0.2 million in related payroll taxes and expenses. Cash bonuses of $9.1 million were recorded in sales, general and administrative expenses and $0.4 million were recorded in research and development expenses in the accompanying consolidated statements of comprehensive loss upon completion of the IPO.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates, which are subject to varying degrees of judgment, include the valuation of inventories, sales returns and allowances, allowances for doubtful accounts, valuation of short-term investments, capitalized software, useful lives associated with long-lived assets, incremental borrowing rates associated with leases, valuation allowances with respect to deferred tax assets, accruals and contingencies, recoverability of non-cash marketing credits, recoverability of goodwill and long-lived assets, and the valuation and assumptions underlying stock-based compensation and for the periods prior to the Company's IPO, the fair value of common stock. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) a pandemic. The full extent to which the outbreak of the COVID-19 pandemic and any COVID-19 variants will impact the Company’s business, results of operations and financial condition is still unknown and will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak and its variants, their severity, the actions to contain the virus and its variants or treat their impact, and how quickly and to what extent normal economic and operating conditions can resume.

In light of the unknown ultimate duration and severity of COVID-19 and the impact of any COVID-19 variants, the Company faces a greater degree of uncertainty than normal in making certain judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of December 31, 2022 and through the date these consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro trends within our Household and Wellness product category, consumer demand for sanitizing and disinfecting products has decelerated at a more rapid than expected rate as more consumers are vaccinated and retailers continue to manage heavy inventories of sanitization and disinfecting products in stores. The Company recorded an inventory write-down, inclusive of overhead costs and tariffs, of $4.3 million and $5.6 million, during the year ended December 31, 2022 and 2021, respectively, relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of the decreasing demand. Included in these inventory write-down is $1.0 million and $0.7 million of Company earmarked donations of excess sanitization products during the year ended December 31, 2022 and 2021, respectively, which is included in selling, general and administrative expense on the consolidated statements of comprehensive loss. The amount of excess sanitization products donated in future periods may differ from those earmarked for donations. The Company will continue to monitor and evaluate the uncertainty and volatility of these conditions, in particular, the impact on the amount and valuation of the Company’s inventory in the future.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Investments

Investments consist of highly liquid investments in debt securities. Investments comprises commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities, which are classified as available-for-sale investments. The Company includes its available-for-sale investments in current assets because the securities represent investments of cash available for current operations. Available-for-sale investments are recorded at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Unrealized holding gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains or losses are recorded in interest and other income (expense), net.

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

The Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	As of December 31,
	2022	2021
Customer A	44%	48%
Customer B	15%	24%

The Company’s customers that accounted for 10% or more of total revenue were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Customer A	31%	28%	23%
Customer B	19%	22%	22%

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

Accounts receivable is presented net of allowances. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides allowances as necessary for doubtful accounts. The allowance for doubtful accounts was $0.5 million and $0.2 million, respectively, as of December 31, 2022 and 2021.

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

Leases

Beginning with the year ended December 31, 2022, the Company accounts for leases in accordance with Accounting Standards Codification No. 842, Leases (“ASC 842”). The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to six years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use ("ROU") assets and lease liability. The Company elected the practical expedient to not separate lease and non-lease components, as such non-lease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. As most of the Company's leases do not contain an implicit interest rate, the Company uses judgement to determine an incremental borrowing rate to use at lease commencement.

Operating lease ROU assets and lease liabilities are recorded on the date the Company takes possession of the leased assets with expense recognized on a straight-line basis over the lease term. Leases with an estimated total term of 12 months or less are not recorded on the balance sheet and the lease expense is recognized on a straight-line basis over the lease term. Deferred rent represented the difference between rent amounts paid and amounts recognized as straight-line expense. The excess of straight-line rent expense over lease payments due was recorded as a deferred rent liability in accrued expenses, for the current portion, and other long-term liabilities, for the noncurrent portion, in the consolidated balance sheets. With the adoption of ASC 842, deferred rent is no longer recorded. As of December 31, 2021, the Company recorded deferred rent liabilities of $1.0 million in accrued expenses and $7.4 million in other long-term liabilities. Generally, the Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

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

For cloud-computing service arrangements, the Company capitalizes implementation costs consistent with internal-use software costs. Such capitalized costs are included within prepaid expenses and other current assets, for the current portion, and other assets, for the noncurrent portion, in the consolidated balance sheets and are expensed on a straight-line basis over the term of the service arrangement as selling, general and administrative expense. Capitalized implementation costs from cloud computing service arrangements was $1.0 million, net of $1.8 million of accumulated amortization as of December 31, 2022 and $0.9 million, net of $1.2 million of accumulated amortization as of December 31, 2021.

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

The first step involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company tests goodwill for impairment annually at October 31. The Company performed its annual goodwill impairment test as of October 31, 2022 and no impairment was identified.

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

Foreign Currency Transactions

The Company records foreign currency gains or losses in other income, net in the consolidated statements of comprehensive loss, related to transactions denominated in currencies other than the U.S. dollar. During the years ended December 31, 2022, 2021 and 2020, realized and unrealized foreign currency (losses) and gains, net were $(0.2) million, $(0.1) million and $0.1 million, respectively.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for employees and non-employees based on the grant-date fair value of stock award over the applicable service period. For awards that vest based on continued service, stock-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards with performance vesting conditions, stock-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. The grant date fair value of restricted stock awards that contain service vesting conditions is estimated based on the fair value of the underlying shares on grant date, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of being achieved.

For awards that contain service, performance or a combination of both vesting conditions, the grant date fair value of restricted stock award is estimated based on the fair value of the underlying shares on grant date while the Black-Scholes option-pricing model is used to estimate the grant date fair value of stock option awards.

For stock option awards that contain service, performance and market vesting conditions, where the performance condition is an initial public offering or a change in control event, performance condition is not probable of being achieved for accounting purposes until the event occurs. Thereafter, stock-based compensation expense is recognized when the event occurs even if the market condition was not or is not achieved, provided the employee continues to satisfy the service condition.

The Monte Carlo simulation model is used to estimate the fair value of stock options that have market vesting conditions. Determining the fair value of stock option awards requires judgment and the assumptions used in the option-pricing models require the input of subjective assumptions which are as follows:

• Fair value - Prior to the Company's IPO, the fair value of the common stock underlying the Company’s stock-based awards was determined by the Company’s Board of Directors (the “Board”). The Company’s Board determined the common stock fair value at the stock option grant date by considering several objective and subjective factors, including the price paid for its common and preferred stock, actual and forecasted operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones within the Company, the rights, preferences, and privileges of its common and preferred stock, and the likelihood of achieving a liquidity event. Subsequent to the Company's IPO, the fair value of the Company's common stock is determined based on the closing stock price on the date of grant.

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

Consumers may purchase gift cards, which are recorded as deferred revenue at the time of purchase. The Company recognizes revenue when these gift cards are redeemed for products and the revenue recognition criteria as described above have been met. For the year ended December 31, 2022 and 2021, revenue recognized from the use of gift cards was $0.8 million and $0.9 million, respectively. For the year ended December 31, 2020 revenue recognized from the use of gift cards was not material. As of December 31, 2022 and 2021, deferred revenue related to gift card purchases was $0.8 million and $0.7 million, respectively.

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

The following table summarizes the changes in the allowance for sales incentive programs for retail and third-party ecommerce customers:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Beginning balance	$6,494	$8,207	$8,428
Charged to revenue	48,962	47,290	35,465
Charged to selling, general and administrative expense	550	—	—
Charged to marketing expense	12,541	16,150	10,906
Utilization of accrual for trade promotions	(61,954)	(65,153)	(46,592)
Reclassification to prepaid expenses and other current assets/accrued expenses	(197)	—	—
Ending balance	$6,396	$6,494	$8,207

At December 31, 2022 and 2021, $5.8 million and $6.1 million, respectively, of the ending allowance balances were recorded as a reduction to accounts receivable.

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

Advertising costs are expensed as incurred. Media production costs are expensed the first time the advertisement is aired. Deferred advertising costs consist mainly of point of purchase displays that are specifically branded for the Company’s products and provided to retailers in order to facilitate the marketing of the Company’s products within retail stores. The point of purchase display costs are capitalized as deferred advertising costs and charged to marketing expense over the expected period of benefit, which generally ranges from one to three years. As of December 31, 2022 and 2021, the current portion of deferred advertising costs was $1.6 million and $1.0 million, respectively, which is included in prepaid expenses and other current assets. As of December 31, 2022 and 2021, the noncurrent portion of deferred advertising costs was immaterial and $0.1 million, respectively, which is included in other assets. Advertising expense was $44.8 million, $49.2 million and $41.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No 2016-02, Leases (Topic 842), as subsequently amended, collectively codified under Topic 842. Topic 842 requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike prior guidance which requires only capital leases to be recognized on the balance sheet, the new ASU requires both types of leases to be recognized on the balance sheet. ASU 2016-02 was effective for public business entities for fiscal years beginning after December 15, 2018. In June 2020, FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) – Effective Dates for Certain Entities, which extended the effective date of this guidance for certain non-public entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted.

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

Upon adoption of this guidance on January 1, 2022, the Company recognized $36.1 million in right of use assets ("ROU"), and corresponding lease liabilities of $37.5 million, net of the current portion of lease liability of $7.0 million, on its consolidated balance sheet. In addition, the Company recognized a decrease to assets and liabilities of $37.6 million and $38.4 million, respectively, and a decrease to the beginning accumulated deficit of $0.8 million, as a result of the derecognition of its build-to-suit arrangement that was reassessed to be an operating lease under the new guidance. The adoption of this guidance did not have a material impact on the Company's consolidated statements of comprehensive loss or the consolidated statements of cash flows. Refer to Note 16, "Leases" included in these consolidated financial statements for more information on leases.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASC 740"). This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 as well as by improving consistent application of the topic by clarifying and amending existing guidance. For public business entities, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The adoption of ASC 740 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. This guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. In November 2019, FASB issued ASU No. 2019-10 which delayed the effective dates of the guidance. This guidance is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) for fiscal years beginning after December 15, 2019 and all other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of ASC 326 to have a material impact on the Company’s consolidated financial statements.

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the year ended December 31,
	2022	2021	2020
(In thousands)
Digital	$141,403	$157,546	$166,733
Retail	172,248	161,093	133,789
Total revenue	$313,651	$318,639	$300,522

Revenue by product category:	For the year ended December 31,
	2022	2021	2020
(In thousands)
Diapers and Wipes	$200,429	$200,923	$188,452
Skin and Personal Care	89,316	101,697	79,542
Household and Wellness	23,906	16,019	32,528
Total revenue	$313,651	$318,639	$300,522
Non-Monetary Transactions

During the years ended December 31, 2022 and 2021, the Company entered into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognized revenue reflecting the fair value of the marketing and transportation credits, with the corresponding asset included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the years ended December 31, 2022 and 2021, the Company recognized $3.2 million and $4.2 million, respectively, of revenue and $1.7 million and $2.2 million, respectively, of associated cost of revenue based on timing of delivery of goods. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they become determinable. During the years ended December 31, 2022 and 2021, the Company recorded no impairment losses related to these credits and used an aggregate of $1.4 million and $0.4 million, respectively, of credits.

4.    Intangible Assets, Net
Intangible assets consisted of the following:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Tradenames	$770	$(489)	$281
Domain names	287	(198)	89
Total intangible assets, net	$1,057	$(687)	$370

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Tradenames	$770	$(438)	$332
Domain names	287	(179)	108
Total intangible assets, net	$1,057	$(617)	$440
As of December 31, 2022 and 2021, the weighted average remaining useful lives for tradenames and domain names was 6.2 years and 4.8 years, respectively, and 7.1 years and 5.8 years, respectively.
Amortization expense was $0.1 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. Estimated future amortization expense for each of the following five years ending December 31 and thereafter is as follows:

(in thousands)
2023	$70
2024	70
2025	70
2026	70
2027	70
Thereafter	20
$370
5.    Property and Equipment, Net
Property and equipment consisted of the following:

	As of December 31,
	2022	2021
(in thousands)
Machinery and equipment	$12,198	$12,064
Computer and office equipment	1,794	1,461
Capitalized software	5,989	4,906
Furniture and fixtures	4,334	4,304
Leasehold improvements	15,839	15,839
Building(1)	—	42,146
	40,154	80,720
Accumulated depreciation and amortization	(25,827)	(27,768)
Total property and equipment, net	$14,327	$52,952
__________
(1) As part of the adoption of ASC 842 the build-to-suit arrangement was derecognized.
For each of the years ended December 31, 2022, 2021 and 2020, depreciation of equipment under capital lease obligations was $0.3 million, $0.4 million and $0.3 million, respectively. See Note 2 "Summary of Significant Accounting Policies" and Note 16 "Leases" for more information on the adoption of ASC 842.

Total depreciation and amortization expense for property and equipment, inclusive of depreciation expense for equipment under capital lease obligations consisted of the following:

	For the year ended December 31,
	2022	2021	2020
(In thousands)
Cost of revenues	$1,013	$2,198	$2,295
Research and development	195	186	251
Selling, general and administrative	1,474	1,697	2,237
Total depreciation and amortization expense	$2,682	$4,081	$4,783

6.     Investments

As of December 31, 2022 and 2021, all investments in debt securities are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of December 31, 2022 and 2021, the Company held $5.7 million and $36.4 million, respectively, of investments with contractual maturities of less than one year. As of December 31, 2022, the Company did not have any investments with contractual maturities between one and two years. As of December 31, 2021, the Company held $6.0 million of investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).

The following table summarizes the Company’s available-for-sale investments:

	As of December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$3,216	$—	$(24)	$3,193
Commercial paper	582	—	—	582
Certificates of deposit	1,884	—	(9)	1,875
Total investments	$5,682	$—	$(33)	$5,650

	As of December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$18,605	$—	$(28)	$18,577
Certificates of deposit	17,099	—	(5)	17,095
U.S. government and agency securities	6,725	—	(9)	6,716
Total investments	$42,429	$—	$(42)	$42,388

Realized gains and losses on investments in debt securities for the years ended December 31, 2022, 2021 and 2020 were immaterial.

7.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$9,595	$—	$—	$9,595
Total cash equivalents	9,595	—	—	9,595
Short-term investments
Corporate bonds	—	3,193	—	3,193
Commercial paper	—	582	—	582
Certificates of deposit	—	1,875	—	1,875
Total short-term investments	—	5,650	—	5,650
Total	$9,595	$5,650	$—	$15,245

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$29,411	$—	$—	$29,411
Total cash equivalents	29,411	—	—	29,411
Short-term investments
Corporate bonds	—	18,577	—	18,577
Certificates of deposit	—	17,095	—	17,095
U.S. government and agency securities	—	6,716	—	6,716
Total short-term investments	—	42,388	—	42,388
Total	$29,411	$42,388	$—	$71,799

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

8.     Credit Facilities

2021 Credit Facility

In April 2021, the Company entered into a first lien credit agreement (“2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provided for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2021 Credit Facility included a subfacility that provided for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduced the amount available under the 2021 Credit Facility. As of December 31, 2022 and 2021, there were outstanding standby letters of credit of $4.8 million and $6.3 million, respectively, related to lease obligations with $30.2 million and $28.7 million, respectively, available to be drawn upon. The 2021 Credit Facility was subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. The Company recognized the commitment fee as incurred in interest and other expense, net in the consolidated statements of comprehensive loss. For the year ended December 31, 2022 and 2021, the commitment fee incurred was immaterial. The interest rate applicable to the 2021 Credit Facility was, at the Company’s option, either (a) the LIBOR (or a replacement rate established in accordance with the terms of the 2021 Credit Facility) (subject to a 0.00% LIBOR floor), plus a margin of 1.50% or (b) the CB floating rate minus a margin of 0.50%. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b)(i) 2.50% plus (ii) the adjusted LIBOR rate for a one-month interest period. As of December 31, 2022 and 2021, there was no outstanding balance under the 2021 Credit Facility. Refer to Note 17, "Subsequent Events" included in these consolidated financial statements for more information on the termination of the 2021 Credit Facility, which was replaced with a new revolving credit facility.

The 2021 Credit Facility contained covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Company was also subject to certain affirmative and negative covenants including the requirement that it maintains a total net leverage ratio of not more than 3.50:1.00 during the periods set forth in the 2021 Credit Facility. Failure to do so, unless waived by the lenders under the 2021 Credit Facility pursuant to its terms, as amended, would have resulted in an event of default under the 2021 Credit Facility. As of December 31, 2022, the Company was in compliance with the covenants under the 2021 Credit Facility.

9.     Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2022	2021
(In thousands)
Payroll and payroll related expenses(1)	$6,790	$2,497
Accrued inventory purchases	17,050	8,838
Accrued returns	318	1,455
Accrued rent(2)	7,688	—
Other accrued expenses	6,164	6,213
Total accrued expenses	$38,010	$19,003
_______________
(1) Includes $4.3 million of CEO transition related expense.
(2) Represents short-term operating lease liabilities upon adoption of ASC 842. Refer to Note 16, "Leases" included in these consolidated financial statements for more information on leases.

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

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021 the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter was $0.7 million including penalties and interest, for which the Company has paid $0.6 million as of December 31, 2021. During the year ended December 31, 2021, the Company recorded interest expense of $0.1 million in interest and other expense, net on the consolidated statements of comprehensive loss. The Company filed its Notice of Appeal on July 1, 2021 and its opening brief on January 28, 2022. The Department filed its answering brief on March 4, 2022 and the Company filed its reply brief on March 23, 2022. The Nevada Tax Commission heard the appeal on May 2, 2022. The Nevada Tax Commission upheld the Company's appeal and overturned the Department's Deficiency Notice. The Company submitted a refund request for the taxes and interest paid, following the Department's June 9, 2021 decision, that were subject to abatement under the December 2016 Abatement Agreement. The Company recognized $0.7 million in other income in interest and other expense, net on the consolidated statements of comprehensive loss during the year ended December 31, 2022 related to the anticipated refund of taxes and interest paid.

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

On August 10, 2022, Catrice Sida and Kris Yerby filed a putative class action complaint in the U.S. District Court for the Northern District of California alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, breach of warranty, and unjust enrichment related to plant-based claims on certain of the Company’s wipes products and seeking declaratory relief, injunctive relief, monetary damages, punitive damages and statutory penalties, and attorneys’ fees and costs. The Company filed its motion to dismiss on October 17, 2022. On December 6, 2022, the Company's motion to dismiss was denied. The Company believes this complaint is without merit and intends to vigorously defend itself in this matter. The matter is in the preliminary stages of litigation and its outcome is uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the range of loss in this matter.

As of December 31, 2022 and 2021, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of December 31, 2022 and 2021, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

Purchase Commitments

The Company has unconditional purchase commitments for software service subscriptions, advertising services and certain other services. Future minimum payments under these unconditional purchase commitments are as follows:

(In thousands)
Years Ending December 31,
2023	$3,074
2024	1,979
2025	496
2026	—
2027	—
Thereafter	—
Future minimum payments	$5,549

12.Stock-Based Compensation

2011 Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”), which is stockholder-approved, permits the grant of incentive and non-qualified stock options, stock awards, stock units or stock appreciation rights of common stock. Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then monthly thereafter for 36 months, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Certain options and share awards provide for accelerated vesting upon certain events as described in the terms of the option and award agreements. Stock options have a maximum term of ten years. Prior to the IPO, all of the stock options and restricted stock units the Company granted were made pursuant to the 2011 Plan. Following the IPO, the Company grants equity incentive awards under the terms of the 2021 Plan (defined below).

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value (in thousands)

Outstanding at December 31, 2021	16,440,539	$5.26	5.4	$46,589
Granted	—	$—
Exercised	(43,556)	$2.81
Forfeited/Cancelled	(1,508,976)	$5.50
Outstanding at December 31, 2022	14,888,007	$5.24	4.0	$3,024

Exercisable at December 31, 2022	14,503,073	$5.23	3.9	$3,024

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

The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 were $0.1 million, $6.0 million and $0.3 million, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 were $2.0 million, $7.9 million and $7.6 million, respectively.

As of December 31, 2022 and 2021, there was $1.0 million and $3.9 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years and 1.8 years, respectively.

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

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2021	103,561	2,867,306	$16.00	$13.58
Granted	485,806	3,113,741	$3.51	$5.07
Vested(1)	(131,775)	(1,121,573)	$13.38	$12.20
Forfeited	(4,641)	(694,071)	$8.09	$10.54
Unvested RSUs at December 31, 2022	452,951	4,165,403	$3.44	$8.09

_______________
(1) Includes 8,050 shares of common stock, that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2021 Plan during the year ended December 31, 2022.

As of December 31, 2022 and 2021, there was $31.2 million and $34.2 million, respectively, of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.5 years and 4.0 years, respectively.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. The first offering period under the 2021 ESPP commenced in May 2021 and the second offering in November 2021. For the year ended December 31, 2022 and 2021, employees who elected to participate in the ESPP purchased 95,742 and 39,490 shares of common stock, respectively, under the 2021 ESPP, resulting in cash proceeds to the Company of $0.3 million and $0.3 million, respectively. The weighted average price at purchase was $2.68 and $7.37 per share, respectively. As of December 31, 2022 and 2021, the Company had 1,955,107 and 1,135,510, respectively, remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

	For the Year Ended December 31, 2022
Expected life of options (in years)	0.50
Expected stock price volatility	73.27%	—	79.56%
Risk free interest rate	1.52%	—	4.65%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$1.09	—	$1.12

Stock-Based Compensation Expense
Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the year ended December 31,
	2022	2021	2020
(In thousands)
Selling, general and administrative	$14,593	$15,820	$7,558
Research and development	485	1,027	347
Total stock-based compensation expense	$15,078	$16,847	$7,905

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the year ended December 31,
(In thousands, except for share and per share values)	2022	2021	2020
Numerator:
Net loss	$(49,019)	$(38,679)	$(14,466)
Add: gain on conversion of preferred stock(1)	—	28,994	—
Less: dividends paid to preferred stockholders(2)	—	(20,637)	—
Net loss attributable to common stockholders - basic and diluted	$(49,019)	$(30,322)	$(14,466)
Net loss attributable to common stockholders - diluted	$(49,019)	$(30,322)	$(14,466)

Denominator:
Weighted average shares of common stock outstanding - basic	92,201,806	71,126,218	34,075,572
Weighted average shares of common stock outstanding - diluted	92,201,806	71,126,218	34,075,572

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.53)	$(0.43)	$(0.43)
_____________

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

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the year ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock(1)	—	—	49,100,928
Stock options to purchase common stock	14,888,007	16,440,539	18,038,042
Unvested restricted stock units	4,618,354	2,970,867	—
Employee stock purchase plan	62,438	39,157	—
Total	19,568,799	19,450,563	67,138,970
___________________
(1) Immediately prior to the completion of the IPO, 49,100,928 outstanding shares of redeemable convertible preferred stock with a carrying value of $376.4 million converted into 49,649,023 shares of common stock.

14.     Income Taxes

The components of income tax provision consisted of the following:

	For the year ended December 31,
	2022	2021	2020
(In thousands)
Current
Federal	$—	$—	$—
State	110	77	89
Foreign	—	—	—
	110	77	89
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Income tax provision	$110	$77	$89

The reconciliation of the income tax benefit computed at the U.S. federal statutory rate of 21% to the Company’s income tax provision is as follows:

	For the year ended December 31,
	2022	2021	2020
(In thousands)
Income tax benefit at the federal statutory rate	$(10,271)	$(8,106)	$(3,019)
State income taxes, net of federal benefit	(625)	(143)	831
Permanent differences for equity compensation	2,604	5,156	2,353
Nondeductible items	53	84	82
Nondeductible compensation	302	1,349	—
Change in valuation allowance	8,047	1,737	(158)
Income tax provision	$110	$77	$89

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows:

	As of December 31,
(In thousands)	2022	2021
Deferred tax assets
Intangible assets	$95	$122
Property and equipment	815	—
Accrued expenses	653	2,602
Deferred revenue	51	13
Allowances, reserves and other	2,796	2,915
Stock-based compensation	8,335	9,592
Section 174 capitalized expenses	1,456	—
Net operating loss and other carryforwards	85,176	77,548
Total deferred tax assets	99,377	92,792
Valuation allowance	(94,103)	(86,659)
Net deferred tax assets	5,274	6,133
Deferred tax liabilities
Deferred revenue	—	—
Property and equipment	—	(544)
Prepaid expenses	(364)	(539)
State taxes	(4,910)	(5,050)
Total deferred tax liabilities	(5,274)	(6,133)
Net deferred taxes	$—	$—

Effective January 1, 2022, the Tax Cuts and Jobs Act ("TCJA") of 2017 eliminated the option to deduct research and development expenses in the current year and now requires taxpayers to capitalize and amortize research and development expenses to Internal Revenue Code of 1986, as amended, (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As of December 31, 2022, the Company's deferred tax assets related to capitalized research and development expenses was $1.5 million.

As of December 31, 2022 and 2021, the Company had federal and state net operating loss carryforwards of $301.0 million and $272.0 million, respectively, and federal and state net operating loss carryforwards of $271.0 million and $248.0 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2032. As of December 31, 2022, the Company did not have any state tax credits. As of December 31, 2021, the Company had state tax credits of $0.1 million, which began to expire in 2021. Federal net operating losses generated after January 1, 2018 would not expire, but would only be available to offset up to 80% of the Company’s future taxable income.

The IRC imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events which may cause limitation in the amount of the net operating losses and credits that the Company utilizes in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company performed a study to determine whether net operating losses and credit carryover limitations exist under Section 382 as of December 31, 2020, and determined that a portion of the net operating losses that were generated during 2013 and prior are subject to Section 382 annual limitations. As of December 31, 2022 and 2021, these limitations did not cause any of the limited net operating losses to be permanently lost.

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

A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2022, a full valuation allowance has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The following table summarizes the changes in the valuation allowance:

	For the year ended December 31,
	2022	2021	2020
(In thousands)
Beginning balance	$86,659	$84,934	$85,083
Increase (decrease) to valuation allowance	8,047	1,737	(158)
Decrease due to adoption of ASC 842	(613)	—	—
Other increases (decreases)	10	(12)	9
Ending balance	$94,103	$86,659	$84,934

The Company is subject to taxation in the U.S. federal and various state jurisdictions. During the years ended December 31, 2022 and 2021, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the consolidated statements of comprehensive loss. The Company is subject to examination from federal tax authorities for years 2019, 2020 and 2021. To the extent allowed by law, the federal and state tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating loss or credit carryforward.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions that became effective on January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. While the Company is still evaluating the impact of the Act, the Company does not currently expect any material changes on its consolidated financial position, results of operations and cash flows.

15.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.2 million, $0.6 million and $0.3 million of advertising costs for this related party during the years ended December 31, 2022, 2021 and 2020, respectively, which is reported as marketing expense in the Company’s consolidated statements of comprehensive loss.

In May 2022, the Company engaged, Vault Co., a third-party consultant, to develop and deliver an ongoing brand tracker for the Company. Vault Co. is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.1 million of advertising costs for this related party during the year ended December 31, 2022, which is reported as marketing expense in the Company’s consolidated statements of comprehensive loss.

16.     Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to six years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the ROU assets and lease liability. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate. Most of the Company’s leases do not contain an implicit interest rate; therefore, judgement is required in determining a rate that reflects what would be paid to borrow, on a collateralized basis and over a similar term, for the lease obligations. The Company takes into consideration the terms of its 2023 Credit Facility and any new debt agreements, lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date.

In connection with two of the Company’s facilities leases, the Company is required to obtain irrevocable letters of credit in lieu of security deposits. The letters of credit totaled $4.8 million and $6.3 million as of December 31, 2022 and 2021, respectively, and expire within a set number of days after the expirations of the facilities leases. In connection with the Company’s office facility lease, following the fourth year of the lease, the letter of credit balance can be reduced annually by a stated amount in the lease agreement, so long as the Company complies with certain covenants. In connection with the Company’s warehouse lease, the letter of credit balance is reduced annually by a stated amount in the lease agreement, so long as the Company complies with certain covenants.

As a result of the adoption of ASC 842, the following adjustments were made to the opening balances of the Company’s consolidated balance sheet (in thousands):

	December 31, 2021	Impact due to Adoption of ASC 842	January 1, 2022
Assets
Property and equipment, net(1)	52,952	(37,581)	$15,371
Operating lease ROU(2)	—	36,127	$36,127
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Accrued expenses(2)	$19,003	$5,113	$24,116
Lease financing obligation, net of current portion(1)	37,527	(37,527)	$—
Operating lease liabilities, net of current portion(2)	—	37,531	$37,531
Other long-term liabilities(3)	7,487	(7,415)	$72
Accumulated equity (deficit)(4)	(391,656)	845	$(390,811)
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

The components of lease expense were as follows (in thousands):

For the year ended December 31, 2022
Finance lease expense:
Amortization	263
Interest on lease liabilities(1)	7
Operating lease expense:
Operating lease expense(2)	7,153
Sublease income	(2,006)
Total lease expense, net	5,417
______________________

(1)     Interest expense on the Company's build-to-suit lease was previously included in interest and other income (expense), net on the consolidated statements of comprehensive loss and with the adoption of ASC 842 it is now included in cost of revenue, along with the operating lease expense, on the consolidated statements of comprehensive loss.
(2)     Represents the straight-line lease expense of operating leases, inclusive of amortization of ROU assets and the interest component of operating lease liabilities.

For the years ended December 31, 2021 and 2020, rent expense under ASC 840 was $5.0 million and $5.2 million, respectively. For the years ended December 31, 2021 and 2020, sublease rent income was $2.5 million and $2.7 million, respectively.

Based on the nature of the ROU assets, amortization of finance leases and amortization of operating ROU assets, operating lease expense and other lease expense are recorded within either cost of revenue or selling, general and administrative expenses and interest on finance lease liabilities is recorded within interest and other expense, net in the consolidated statements of comprehensive loss.

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	December 31, 2022

Finance lease assets	Property and equipment, net	$70
Operating lease assets	Operating lease right-of-use asset	29,947
Total lease assets		30,017
Liabilities
Current
Finance lease liabilities	Accrued expenses	52
Operating lease liabilities	Accrued expenses	7,688
Non-current
Finance lease liabilities	Other long-term liabilities	22
Operating lease liabilities	Operating lease liabilities, net of current portion	29,842
Total lease liabilities		37,604

Supplemental information related to the Company’s leases for the year ended December 31, 2022 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	1.4
Operating leases	4.5
Weighted-average discount rate
Finance leases	3.00%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$8
Operating cash flows used in operating leases	$7,007
Finance cash flows used in finance leases	$303
The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the year ended December 31, 2022 for either finance or operating leases.

Future minimum lease payments required under operating and finance leases as of December 31, 2022, were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$8,468	57
2024	8,704	21
2025	8,950	—
2026	9,201	—
2027	4,244	—
Thereafter	—	—
Future minimum lease payments	$39,567	$78
Less: Amount representing interest	(2,037)	(4)
Present value of future lease payments	$37,530	$74

As of December 31, 2021, the future minimum rental payments under non-cancelable leases with offsetting sublease revenue were as follows:

(in thousands)	Facility Leases	Subleases	Build-to-Suit Lease	Capital Leases
Years Ending December 31,

2022	$5,231	$(1,936)	$2,639	$280
2023	5,754	(1,994)	2,714	57
2024	5,916	(2,054)	2,788	21
2025	6,082	(2,115)	2,868	—
2026	6,253	(2,179)	2,948	—
Thereafter	1,357	(369)	2,888	—
Future minimum lease payments (income)	$30,593	$(10,647)	$16,845	$358
Less: Amount representing interest				(8)
Present value of future lease payments				$350

17.     Subsequent Events
In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility maturing on April 30, 2026. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitments.The 2023 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The interest rate applicable to the 2023 Credit Facility will be, at the Company’s option, either (a) the Adjusted Term SOFR Rate (subject to a 0.00% floor), plus a margin ranging from 1.50% to 2.25% or (b) the CB floating rate, (i) plus a margin of 0.25% or (ii) minus a margin ranging from 0.25% to 0.50%. The margin will be based upon the Company’s fixed charge coverage ratio. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b) 2.50%. In January 2023, upon entry into the 2023 Credit Facility, the Company’s existing 2021 Credit Facility was terminated. As of March 16, 2023, there was no outstanding balance under the 2023 Credit Facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

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

Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40378	3.1	5/11/2021
3.2	Amended and Restated Bylaws of the Company.					X
4.1	Form of Common Stock Certificate	10-K	001-40378	4.1	3/28/2022
4.2	Description of Capital Stock	10-K	001-40378	4.2	3/28/2022
10.1	Amendment Nineteen to the Logistics Services Agreement, dated as of May 17, 2022, by and between the Company and Geodis Logistics, LLC.	10-Q	001-40378	10.1	8/12/2022
10.2	Amendment Twenty to the Logistics Services Agreement, dated as of July 15, 2022, by and between the Company and Geodis Logistics, LLC.	10-Q	001-40378	10.2	8/12/2022
10.3†	Amendment Twenty One to the Logistics Services Agreement, dated as of September 2, 2022, by and between the Company and Geodis Logistics, LLC.	10-Q	001-40378	10.1	11/10/2022
10.4†	Amendment Twenty-Two to the Logistics Services Agreement, dated as of December 8, 2022, by and between the Company and Geodis Logistics, LLC.					X
10.5†	Amendment Twenty-Three to the Logistics Services Agreement, dated as of December 30, 2022, by and between the Company and Geodis Logistics, LLC.					X
10.6	Credit Agreement dated January 25, 2023, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-40378	10.1	1/27/2023
10.7+	Employment Agreement, dated April 22, 2022, by and between the Company and Steve Winchell.	10-Q	001-40378	10.1	5/13/2022
10.8+	Separation Agreement and Release of Claims, dated January 10, 2023, by and between the Company and Nikolas Vlahos.					X
10.9+	Employment Agreement, dated January 9, 2023, by and between the Company and Carla Vernón.					X

10.10†	Fourth Amended and Restated Contract Manufacturing Agreement, dated as of December 21, 2022, by and between the Company and Valor Brands LLC, a.k.a. Ontex North America.					X
10.11	Amendment Twenty-Four to the Logistics Services Agreement, dated as of February 28, 2023 by and between the Company and Geodis Logistics, LLC.					X
10.12	2023 Inducement Plan	8-K	001-40378	10.1	3/16/2023
10.13	Form of Global RSU Award Grant Notice and Global RSU Award Agreement under the 2023 Inducement Plan	8-K	001-40378	10.2	3/16/2023
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS 101.SCH 101.CAL	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The Honest Company, Inc.
Date: March 16, 2023	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carla Vernón, Kelly Kennedy and Brendan Sheehey, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carla Vernón	Chief Executive Officer and Director	March 16, 2023
Carla Vernón	(Principal Executive Officer)
/s/ Kelly J. Kennedy	Executive Vice President, Chief Financial Officer	March 16, 2023
Kelly J. Kennedy	(Principal Financial and Accounting Officer)
/s/ Jessica Warren	Chief Creative Officer and Director	March 16, 2023
Jessica Warren
/s/ James D. White	Director	March 16, 2023
James D. White
/s/ Katie Bayne	Director	March 16, 2023
Katie Bayne
/s/ Julia M. Brown	Director	March 16, 2023
Julia M. Brown
/s/ Susan Gentile	Director	March 16, 2023
Susan Gentile
/s/ John R. Hartung	Director	March 16, 2023
John R. Hartung
/s/ Eric Liaw	Director	March 16, 2023
Eric Liaw
/s/ Avik Pramanik	Director	March 16, 2023
Avik Pramanik
/s/ Nikolaos Vlahos	Director	March 16, 2023
Nikolaos Vlahos