Form 10-Q
period 2023-03-31
Honest Company, Inc.
filed 2023-05-09
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 93,431,514 shares of common stock, $0.0001 par value per share outstanding.

The Honest Company, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part II, Item 1A, “Risk Factors,” if any, and other factors set forth in other parts of this Quarterly Report on Form 10-Q as well as in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, cost of revenue, operating expenses, gross margin, adjusted EBITDA and other operating results, including as a result of the Transformation Initiative;
•our expectations regarding the costs, impacts and benefits of the Transformation Initiative;
•our ability to execute a broad-based Transformation Initiative to strengthen the Company’s cost structure and to enable profitable growth;
•our ability to execute the restructuring initiatives to improve margin structure, support a focus on the core of the business, and guide the Company’s allocation of resources to its most critical priorities, including in connection with the Transformation Initiative;
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
•our ability to effectively manage our growth;
•the effect of macroeconomic factors, such as supply chain disruptions and inflation on our business and the global economy, including our costs and expenses and shifting consumer demand between our Digital and Retail channels;
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
•our strategies to address the reduction in demand of certain products in our Household and Wellness product category and the related impact on our business, including as a result of the Transformation Initiative;
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
2

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
•our ability to successfully enter new markets;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$9,221	$9,517
Short-term investments	2,717	5,650
Accounts receivable, net	45,229	42,334
Inventories	98,474	115,664
Prepaid expenses and other current assets	8,089	15,982
Total current assets	163,730	189,147
Operating lease right-of-use asset	28,398	29,947
Property and equipment, net	14,121	14,327
Goodwill	2,230	2,230
Intangible assets, net	352	370
Other assets	4,610	4,578
Total assets	$213,441	$240,599
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,184	$24,755
Accrued expenses	27,018	38,010
Deferred revenue	1,485	815
Total current liabilities	53,687	63,580
Long term liabilities
Operating lease liabilities, net of current portion	27,855	29,842
Other long-term liabilities	615	817
Total liabilities	82,157	94,239
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2023 and December 31, 2022, none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 150,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 93,456,835 and 92,907,351 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	589,985	586,213
Accumulated deficit	(458,697)	(439,830)
Accumulated other comprehensive loss	(13)	(32)
Total stockholders’ equity	131,284	146,360
Total liabilities and stockholders’ equity	$213,441	$240,599

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2023	2022

Revenue	$83,388	$68,719
Cost of revenue	63,186	48,092
Gross profit	20,202	20,627
Operating expenses
Selling, general and administrative	25,817	19,611
Marketing	10,234	13,465
Restructuring	1,350	—
Research and development	1,459	2,096
Total operating expenses	38,860	35,172
Operating loss	(18,658)	(14,545)
Interest and other income (expense), net	(189)	(61)
Loss before provision for income taxes	(18,847)	(14,606)
Income tax provision	20	20
Net loss	$(18,867)	$(14,626)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	93,106,075	91,537,788

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	19	(77)
Comprehensive loss	$(18,848)	$(14,703)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	91,512,140	$9	$570,794	$(391,656)	$(41)	$179,106
Net loss	—	—	—	—	—	(14,626)	—	(14,626)
Other comprehensive loss	—	—	—	—	—	—	(77)	(77)
Stock options exercised	—	—	21,556	—	113	—	—	113
Stock-based compensation	—	—	—	—	3,548	—	—	3,548
Vested restricted stock units	—	—	42,125	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(3,611)	—	(20)	—	—	(20)
ASC 842 transition effect	—	—	—	—	—	845	—	845
Balances at March 31, 2022	—	$—	91,572,210	$9	$574,435	$(405,437)	$(118)	$168,889

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	92,907,351	$9	$586,213	$(439,830)	$(32)	$146,360
Net loss	—	—	—	—	—	(18,867)	—	(18,867)
Other comprehensive loss	—	—	—	—	—	—	19	19
Stock-based compensation	—	—	—	—	3,772	—	—	3,772
Vested restricted stock units	—	—	549,484	—	—	—	—	—
Balances at March 31, 2023	—	$—	93,456,835	$9	$589,985	$(458,697)	$(13)	$131,284
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(18,867)	$(14,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	668	720
Stock-based compensation	3,772	3,548
Other	1,545	1,675
Changes in assets and liabilities:
Accounts receivable, net	(2,894)	1,841
Inventories	17,191	(7,749)
Prepaid expenses and other assets	7,884	2,969
Accounts payable, accrued expenses and other long-term liabilities	(10,845)	(1,593)
Deferred revenue	670	20
Operating lease liabilities	(1,885)	(1,507)
Net cash used in operating activities	(2,761)	(14,702)
Cash flows from investing activities
Proceeds from maturities of short-term investments	2,953	8,849
Purchases of property and equipment	(473)	(240)
Net cash provided by investing activities	2,480	8,609
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	—	(20)
Proceeds from exercise of stock options	—	113
Payments on finance lease liabilities	(15)	(48)
Net cash provided by (used in) financing activities	(15)	45
Net decrease in cash and cash equivalents	(296)	(6,048)
Cash and cash equivalents
Beginning of the period	9,517	50,791
End of the period	$9,221	$44,743

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$25	$91
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2023
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)
1.     Nature of Business

The Honest Company, Inc. (the “Company”) was incorporated in the State of California on July 19, 2011 and on May 23, 2012 was re-incorporated in the State of Delaware under the same name. The Company is a digitally-native consumer products company dedicated to creating clean- and sustainably-designed products spanning baby care, beauty, personal care, wellness and household care. The Company sells its products through digital and retail sales channels in the following product categories: Diapers and Wipes, Skin and Personal Care, and Household and Wellness.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022. The condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP.
The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The Company had a change in accounting policy from those disclosed in the audited consolidated financial statements and related notes for the year ended December 31, 2022 related to the adoption of ASU No. 2016-13 (defined below). Refer to "Accounts Receivable" and "Recently Adopted Accounting Pronouncements" below for more information on the adoption of this standard.

Restructuring

The Company incurs restructuring costs in connection with the exiting of certain products and geographical locations, workforce reductions, and other actions. Such costs include employee termination benefits (one-time arrangements), termination of contractual obligations, inventory charges, non-cash asset charges and other direct incremental costs. The Company records employee termination liabilities once they are both probable and estimable for severance provided under the Company’s existing severance policy. Other costs associated with a restructuring initiative, such as consulting and professional fees, product or geographical exit costs, accelerated amortization associated with a restructuring initiative, are recognized in the period in which the liability is incurred. Accrued restructuring costs are recorded within Accrued Expenses in the condensed consolidated balance sheets. Refer to Note 14, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring initiatives.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates, which are subject to varying degrees of judgment, include the valuation of inventories, sales returns and allowances, allowances for credit losses, valuation of short-term investments, capitalized software, useful lives associated with long-lived assets, incremental borrowing rates associated with leases, valuation allowances with respect to deferred tax assets, accruals and contingencies, recoverability of non-cash marketing credits, recoverability of goodwill and long-lived assets, and the valuation and assumptions underlying stock-based compensation and for the periods prior to the Company’s IPO, the fair value of common stock. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

In light of the unknown ultimate duration and severity of COVID-19, the impact of any COVID-19 variants, and ensuing macro factors, the Company faces a greater degree of uncertainty than normal in making certain judgments and estimates needed to apply significant accounting policies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of March 31, 2023 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro trends within our Household and Wellness product category, consumer demand for sanitizing and disinfecting products decreased over the past few years. As a result, the Company made a decision to exit certain elements of these products during the quarter ended March 31, 2023. Refer to Note 14, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring initiatives.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable is presented net of allowance for credit losses. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides an allowance for credit losses as necessary. The Company considers factors in its allowance for accounts receivable such as historical analysis, credit quality of customers, the age of the accounts receivable balances and current macroeconomic conditions that may impact our customer's ability to pay. The allowance for credit losses was $0.6 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively.

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
Recent Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments Credit Losses (Accounting Standard Codification 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. This guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. In November 2019, FASB issued ASU No. 2019-10 which delayed the effective dates of the guidance. This guidance is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) for fiscal years beginning after December 15, 2019 and all other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the three months ended March 31,
	2023	2022
(In thousands)
Digital	$41,814	$34,260
Retail	41,574	34,459
Total revenue	$83,388	$68,719

Revenue by product category:	For the three months ended March 31,
	2023	2022
(In thousands)
Diapers and Wipes	$53,077	$43,289
Skin and Personal Care	22,792	21,266
Household and Wellness	7,519	4,164
Total revenue	$83,388	$68,719
Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits, with the corresponding short and long-term asset included in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. During the three months ended March 31, 2023, the Company did not enter into any new trade agreements.

For the three months ended March 31, 2023, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. For the three months ended March 31, 2022, the Company recognized $0.8 million of revenue and $0.5 million of associated cost of revenue based on the timing of delivery of goods. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they become determinable. During the three months ended March 31, 2023, the Company recorded no impairment losses related to these credits and used an aggregate of $0.1 million of credits.

4.     Investments

As of March 31, 2023 and December 31, 2022, all investments in debt securities are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of March 31, 2023 and December 31, 2022, the Company held $2.7 million and $5.7 million, respectively, of investments with contractual maturities of less than one year. As of March 31, 2023 and December 31, 2022, the Company did not have any investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).

The following table summarizes the Company’s available-for-sale investments:

	As of March 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$1,762	$—	$(10)	$1,752
Certificates of deposit	968	—	(3)	965
Total investments	$2,730	$—	$(13)	$2,717

	As of December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$3,216	$—	$(24)	$3,193
Commercial paper	582	—	—	582
Certificates of deposit	1,884	—	(9)	1,875
Total investments	$5,682	$—	$(33)	$5,650

Realized gains and losses on investments in debt securities for the three months ended March 31, 2023 and 2022 were immaterial.

5.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$2,648	$—	$—	$2,648
Total cash equivalents	$2,648	$—	$—	$2,648
Short-term investments
Corporate bonds	—	1,752	—	1,752
Certificates of deposit	—	965	—	965
Total short-term investments	—	2,717	—	2,717
Total	$2,648	$2,717	$—	$5,365

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$9,595	$—	$—	$9,595
Total cash equivalents	$9,595	$—	$—	$9,595
Short-term investments
Corporate bonds	—	3,193	—	3,193
Commercial paper	—	582	—	582
Certificates of deposit	—	1,875	—	1,875
Total short-term investments	—	5,650	—	5,650
Total	$9,595	$5,650	$—	$15,245

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

6.     Credit Facilities

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by an availability block and certain reserves, if any. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2023, the commitment fee incurred was immaterial. As of March 31, 2023, there were $4.8 million of outstanding letters of credit and $18.3 million available to be drawn upon.

The interest rate applicable to the 2023 Credit Facility is, at the Company’s option, either (a) the Adjusted Term SOFR rate (subject to a 0.00% floor), plus a margin ranging from 1.50% to 2.25% or (b) the CB floating rate, (i) plus a margin of 0.25% or (ii) minus a margin ranging from 0.25% to 0.50%. The margin is based upon the Company’s fixed charge coverage ratio. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b) 2.50%.

The 2023 Credit Facility will terminate and borrowings thereunder, if any, would be due in full on April 30, 2026. Debt under the 2023 Credit Facility is guaranteed by substantially all of the Company’s material domestic subsidiaries and is secured by substantially all of the Company’s and such subsidiaries’ assets.

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of March 31, 2023, the Company is in compliance with all covenants under the 2023 Credit Facility.

7.     Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
(In thousands)
Payroll and payroll related expenses(1)	$3,151	$6,790
Accrued inventory purchases	7,074	17,050
Accrued returns	333	318
Accrued rent(2)	7,791	7,688
Accrued restructuring(3)	428	—
Other accrued expenses	8,241	6,164
Total accrued expenses	$27,018	$38,010
____________________

(1) Includes $0.6 million and $4.3 million of CEO transition related expense as of March 31, 2023 and December 31, 2022, respectively.
(2) Represents short-term operating lease liabilities. Refer to Note 13, "Leases" included in these condensed consolidated financial statements for more information on leases.
(3) Refer to Note 14, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring initiative.

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

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021 the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter was $0.7 million including penalties and interest, for which the Company has paid $0.6 million as of December 31, 2021. During the year ended December 31, 2021, the Company recorded interest expense of $0.1 million in interest and other expense, net on the condensed consolidated statements of comprehensive loss. The Company filed its Notice of Appeal on July 1, 2021 and its opening brief on January 28, 2022. The Department filed its answering brief on March 4, 2022 and the Company filed its reply brief on March 23, 2022. The Nevada Tax Commission heard the appeal on May 2, 2022. The Nevada Tax Commission upheld the Company's appeal and overturned the Department's Deficiency Notice. The Company submitted a refund request for the taxes and interest paid, following the Department's June 9, 2021 decision, that were subject to abatement under the December 2016 Abatement Agreement. The Company recognized $0.7 million in other income in interest and other expense, net on the condensed consolidated statements of comprehensive loss during the year ended December 31, 2022 related to the anticipated refund of taxes and interest paid.

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

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s IPO. A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware on October 19, 2022 with similar allegations. Each of these federal and state court derivative cases have been stayed pending the outcome of a motion for summary judgment in the securities class action. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On May 1, 2023, the Lead Plaintiff’s motion for class certification in the consolidated class action was granted in part and denied in part, with the U.S. District Court for the Central District of California limiting the certified class to only those persons and entities that purchased or otherwise acquired the Company’s publicly traded common stock pursuant and traceable to the Company’s IPO offering documents prior to August 19, 2021, as well as all persons and entities that acquired ownership of a trading account, retirement account, or any other similar investment account or portfolio containing the Company’s publicly traded common stock that was purchased or otherwise acquired pursuant and traceable to the IPO offering documents prior to August 19, 2021, and were damaged thereby. The Company believes the securities complaints are without merit and intends to vigorously defend itself against these allegations. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in these matters.

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

As of March 31, 2023 and December 31, 2022, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been involved in litigation in connection with these indemnification arrangements. As of March 31, 2023 and December 31, 2022, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

9.Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2022	14,888,007	$5.24
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(103,521)	$5.11
Outstanding at March 31, 2023	14,784,486	$5.24

2021 Equity Incentive Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. All equity-based awards granted on or after the effectiveness of the 2021 Plan are granted under the 2021 Plan. The 2021 Plan provides for grants of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any of its affiliates’ employees and consultants. Initially, the maximum number of shares of the Company’s common stock that may be issued under its 2021 Plan will not exceed 25,025,580 shares of the Company’s common stock. In addition, the number of shares of the Company’s common stock reserved for issuance under its 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors prior to the date of the increase. On January 1, 2023, 3,713,026 additional shares were reserved for issuance pursuant to this provision. The maximum number of shares of the Company’s common stock that may be issued on the exercise of ISOs under its 2021 Plan is 75,100,000 shares.

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2022	452,951	4,165,403	$3.44	$8.09
Transfer from Employee to Non-Employee Director(1)	1,147,566	(1,147,566)	$9.02	$9.02
Granted	141,947	3,422,586	$3.01	$1.91
Vested	(65,999)	(483,485)	$8.40	$6.54
Forfeited	—	(29,989)	$—	$4.53
Unvested RSUs at March 31, 2023	1,676,465	5,926,949	$7.03	$4.49
_____________

(1) Relates to former Chief Executive Officer RSUs that were reclassified to non-employee director shares for disclosure purposes.
As of March 31, 2023, there was $34.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.9 years.

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The Company authorized the issuance of 1,175,000 shares of common stock under the 2021 ESPP. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031 by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,525,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2023, 928,256 additional shares were reserved for issuance pursuant to this provision. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase common stock at a discounted price per share.

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the three months ended March 31, 2023, no shares were purchased under the 2021 ESPP. As of March 31, 2023, the Company had 1,955,107 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

	For the three months ended March 31, 2023
Expected life of options (in years)	0.50
Expected stock price volatility	73.27%	—	79.56%
Risk free interest rate	1.52%	—	4.65%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$1.09	—	$1.12

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended March 31,
	2023	2022
(In thousands)
Selling, general and administrative	$3,713	$3,370
Research and development	59	178
Total stock-based compensation expense	$3,772	$3,548

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the three months ended March 31,
(In thousands, except for share and per share values)	2023	2022
Numerator:
Net loss	$(18,867)	$(14,626)
Net loss attributable to common stockholders - basic and diluted	$(18,867)	$(14,626)

Denominator:
Weighted average shares of common stock outstanding - basic	93,106,075	91,537,788
Weighted average shares of common stock outstanding - diluted	93,106,075	91,537,788

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.20)	$(0.16)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended March 31,
	2023	2022
Stock options to purchase common stock	14,784,486	16,241,455
Unvested restricted stock units	7,603,414	5,272,215
Employee stock purchase plan	39,157	39,157
Total	22,427,057	21,552,827

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

During the three months ended March 31, 2023 and 2022, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive loss.

12.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred immaterial advertising costs for this related party during the three months ended March 31, 2023 and 2022, which was reported as marketing expense in the Company’s condensed consolidated statements of comprehensive loss.

In May 2022, the Company engaged, Vault Co., a third-party consultant, to develop and deliver an ongoing brand tracker for the Company. Vault Co. is owned by a major shareholder of the Company. Based on services provided, the Company incurred immaterial advertising costs for this related party during the three months ended March 31, 2023, which is reported as marketing expense in the Company’s consolidated statements of comprehensive loss.

13.     Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to six years. Renewal options that are deemed reasonably certain are included as part of the lease term for the purposes of calculating the Right-of-Use ("ROU") assets and lease liability. The Company elected the practical expedient to not separate lease and non-lease components, as such non-lease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate. Most of the Company’s leases do not contain an implicit interest rate; therefore, judgement is required in determining a rate that reflects what would be paid to borrow, on a collateralized basis and over a similar term, for the lease obligations. The Company takes into consideration the terms of its 2023 Credit Facility and any new debt agreements, lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. As of March 31, 2023, the Company’s weighted-average discount rate was 2.29%, while the weighted-average remaining lease term was 4.3 years.

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

The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Finance lease expense:
Amortization	$16	$92
Interest on lease liabilities	—	1
Operating lease expense:
Operating lease expense(1)	1,792	1,783
Sublease income	(501)	(501)
Total lease expense, net	$1,307	$1,375
______________________

(1)     Represents the straight-line lease expense of operating leases, inclusive of amortization of ROU assets and the interest component of operating lease liabilities.

Based on the nature of the ROU assets, amortization of finance leases and amortization of operating ROU assets, operating lease expense and other lease expense are recorded within either cost of revenue or selling, general and administrative expenses and interest on finance lease liabilities is recorded within interest and other expense, net in the condensed consolidated statements of comprehensive loss.

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	March 31, 2023

Finance lease assets	Property and equipment, net	$54
Operating lease assets	Operating lease right-of-use asset	28,398
Total lease assets		$28,452
Liabilities
Current
Finance lease liabilities	Accrued expenses	$49
Operating lease liabilities	Accrued expenses	7,791
Non-current
Finance lease liabilities	Other long-term liabilities	13
Operating lease liabilities	Operating lease liabilities, net of current portion	27,855
Total lease liabilities		$35,708

Supplemental information related to the Company’s leases for the three months ended March 31, 2023 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	1.3
Operating leases	4.3
Weighted-average discount rate
Finance leases	3.00%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$—
Operating cash flows used in operating leases	$1,885
Finance cash flows used in finance leases	$15

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the three months ended March 31, 2023 for either finance or operating leases.

Future minimum lease payments required under operating and finance leases as of March 31, 2023, were as follows (in thousands):

	Operating Leases	Finance Leases
Remaining 2023	$6,371	$40
2024	8,704	23
2025	8,950	—
2026	9,201	—
2027	4,245	—
2028	—	—
Thereafter	—	—
Future minimum lease payments	$37,471	$63
Less: Amount representing interest	(1,825)	(1)
Present value of future lease payments	$35,646	$62

As of December 31, 2022, the future minimum rental payments under non-cancelable leases with offsetting sublease revenue were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$8,468	57
2024	8,704	21
2025	8,950	—
2026	9,201	—
2027	4,244	—
Thereafter	—	—
Future minimum lease payments	$39,567	$78
Less: Amount representing interest	(2,037)	(4)
Present value of future lease payments	$37,530	$74
14.     Restructuring

Transformation Initiative

In the first quarter of 2023, the Company began executing a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen the Company’s cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise.

Restructuring costs are one of the elements of the Transformation Initiative and are included in restructuring on the condensed consolidated statements of comprehensive loss:

•Employee-Related Costs – Employee-related costs are primarily comprised of severance and other post-employment benefit costs, calculated based on salary levels, prior service and other statutory minimum benefits, if applicable.
•Asset-Related Costs – Asset-related costs consist of accelerated amortization related to visual merchandise in an international retail store taken out of service prior to its existing useful life as a direct result of the restructuring initiatives.
•Contract Terminations – Costs related to contract terminations include continuing payments to a third party after the Company has ceased benefiting from the rights conveyed in the contract, or a payment made to terminate a contract prior to its expiration.

Other costs associated with the Transformation Initiative are comprised of the following:

•Sales Returns and Cost of Revenue – Product returns, chargebacks and markdowns are recorded as a reduction to revenue and inventory write-offs, write-downs or destruction costs as a direct result of the restructuring initiatives to exit certain products or geographic locations are recorded as a component of cost of revenue on the condensed consolidated statements of comprehensive loss when estimable and reasonably assured.
•Other Exit Costs – The Company incurred other exit costs related to the restructuring initiatives, which are included in selling, general and administrative expense on the condensed consolidated statements of comprehensive loss and primarily include the following:
▪Donation expenses, including tariffs, and
▪Consulting and other professional services.

Costs associated with the Transformation Initiative for the three months ended March 31, 2023 were as follows (in thousands):

		Operating Expenses
Net Revenue(1)	Cost of Revenue	Restructuring Costs(2)	Other Exit Costs(3)	Total
$456	$2,725	$1,350	$2,431	$6,962
______________

(1) Relates to product markdowns.
(2) Refer to the table below for further detail of expenses included in restructuring costs.
(3) Refer to description above for types of expenses included in Other Exit Costs.

	Restructuring Costs
	Employee-Related Costs	Asset-Related Costs	Contract Terminations	Total
Cumulative through March 31, 2023	$462	$138	$750	$1,350

Changes in accrued expenses as of March 31, 2023 relating to the Transformation Initiative were:

	Restructuring Costs
	Employee-Related Costs(1)	Asset-Related Costs	Contract Terminations	Inventory Reserves	Total
Balance at December 31, 2022	$—	$—	$—	$—	$—
Charges (adjustments)	462	—	494	3,843	4,799
Cash payments	(34)	—	—	—	(34)
Non-cash asset write-offs	—	—	—	—	—
Balance at March 31, 2023	$428	$—	$494	$3,843	$4,765
___________

(1) Included in accrued expenses as of March 31, 2023. Refer to Note 7, "Accrued Expenses" included elsewhere in these condensed consolidated financial statements.

The Company records costs associated with the restructuring initiatives once the relevant accounting criteria have been met. Accrued restructuring costs of $0.4 million related to severance costs as of March 31, 2023 are expected to result in cash expenditures funded from cash provided by operations in future periods and is included in accrued expenses on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” "the Company" and “Honest” refer to The Honest Company, Inc. and its consolidated subsidiaries.

 Overview

The Honest Company, Inc. (“Honest” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”) is a digitally-native consumer products company dedicated to creating clean- and sustainably-designed products spanning baby care, beauty, personal care, wellness and household care. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully-designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offerings, deep digital-first connection with consumers and omnichannel accessibility.

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three product categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 64%, 27%, and 9%, respectively, of our revenue for the three months ended March 31, 2023, compared to 63%, 31%, and 6%, respectively, of our revenue for the three months ended March 31, 2022. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.

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

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our product accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. For the three months ended March 31, 2023, we generated 50% and 50% of our revenue from our Digital and Retail channels, respectively, compared to 50% and 50%, respectively, for the three months ended March 31, 2022. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise our Digital channel, and our Retail channel, which includes leading retailers and their websites. As of March 31, 2023, our products can be found in approximately 50,000 retail locations across the United States, Canada and Europe. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe are not easily replicated by our competitors. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

Transformation Initiative

In the first quarter of 2023, we began executing a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise.

The Transformation Initiative is projected to result in the following:

•Costs associated with the Transformation Initiative, including restructuring costs, are expected to be approximately $10.0 million to $15.0 million for the full year 2023, with $7.0 million recognized during the three months ended March 31, 2023. Refer to discussion under "Results of Operations" below.
◦Restructuring costs, which include employee-related costs, asset-related costs and contract terminations related to exiting retail and online stores in unprofitable geographical locations, in Asia and Europe, were $1.4 million in the three months ended Mach 31, 2023 and were reflected in restructuring on the condensed consolidated statements of comprehensive loss.
•The Transformation Initiative is expected to result in annualized benefits in the range of $15.0 million to $20.0 million, and we expect to begin seeing benefits in late 2023. These benefits include reduction in costs of revenue, reduction in operating expenses and increase in revenue.
•The cash impact of costs related to the Transformation Initiative is expected to be in the range of $4.0 million to $7.0 million for the full year 2023, with an immaterial amount recognized during the three months ended March 31, 2023 and the remainder throughout 2023.
•We expect the restructuring element of the Transformation Initiative to be substantially completed by December 31, 2023.

We may incur other charges or cash expenditures not currently contemplated that may occur as a result of or in connection with the Transformation Initiative.

We believe specific value drivers of the Transformation Initiative include:

1) Brand Maximization

•Leveraging the strength of the Honest brand to drive growth through innovation, margin-accretive products, and marketing effectiveness.
•Executing additional pricing increases across the majority of our product portfolio throughout 2023, following pricing increases in 2022 and in the first quarter of 2023 that resulted in revenue growth driven by both volume and pricing.

2) Margin Enhancement

•Focusing our resources on North America, which includes exiting our low-margin business in Europe and Asia.
•Exiting low-margin elements of the cleaning and sanitization business (included in Household and Wellness product category).
•Executing an inventory, or stock-keeping unit ("SKU"), rationalization program.
•Re-directing resources to accelerate cost savings, including optimization of our contract manufacturing strategies, reduced shipping and logistic costs, and product costs.
•Realigning resources to reflect the prioritization of higher-margin opportunities.

3) Operational Discipline

•Building a culture that emphasizes returns across growth drivers, including marketing, trade promotion, and innovation.
•Managing working capital including the reduction of inventory.

For further details on the Transformation Initiative, refer to Note 14, "Restructuring" included in these condensed consolidated financial statements.

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

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean products consumer. In order to increase the share of wallet of existing conscious consumers and to attract new consumers, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend, among other things, on our ability to successfully produce products that are free of defects and communicate the value of those products as clean, sustainable and effective, the efficacy of our marketing efforts and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. Given higher costs of digital marketing and increased retail distribution, we have and expect to continue to shift the focus of our marketing spend towards supporting retail marketing programs and to make changes in our marketing initiatives to increase brand awareness. We believe our brand strength will enable us to expand across categories and channels, allowing us to deepen relationships with consumers. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients and continue to innovate in the clean conscious space. Based in Los Angeles, California, our research and development team, including chemists, an in-house toxicologist and an eco-toxicologist, develops innovative clean products based on the latest green technology. At Honest, product innovation never stops. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to continue to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and natural product categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

We use connectivity to our community of consumers to provide valuable insights that power innovation across categories. We use innovation to support our growth objectives across our product portfolio, as highlighted in the three core pillars of our Innovation Framework: that we bring product innovation that 1) feeds and nurtures our core values, 2) expands within our existing product categories, and 3) grows into new potential product categories adjacent to existing categories that fit with our value proposition to the consumer.

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

Continued Product Category Growth

Our product mix is a driver of our financial performance given our focus on accretive product launches and innovation to increase product margins. Even though our growth strategy aims to boost sales across all product categories, we intend to prioritize growth in Skin and Personal Care given its attractive margin characteristics and leverage our brand equity and consumer insights to extend into new adjacent product categories. Since we launched our Innovation Strategy, we have enhanced our product portfolio by strategically discontinuing certain products and making calculated extensions within our three product categories. These product changes have contributed to new revenue and brought higher margin products into our portfolio.

Continued Execution of Omnichannel Strategy

The continued execution of our omnichannel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to drive increased consumer traffic to our flagship digital platform, Honest.com, as it is a valuable tool for creating direct connections with our consumers, influencing brand experience and understanding consumer preference and behavior. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. We will continue to pursue partnerships with a wide variety of retailers, including mass retailers, online retailers, club retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period.

Operational and Marketing Efficiency

To grow our business, we intend to continue to improve our operational and marketing efficiency, which includes attracting new consumers, increasing community engagement and improving fulfillment and distribution operations. We invest significant resources in marketing and content generation, use a variety of brand and performance marketing channels and work continuously to improve brand exposure at our retail customers to acquire new consumers. It is important to maintain reasonable costs for these marketing efforts relative to the revenue we expect to derive from our consumers. We leverage our proprietary data and systems to generate valuable consumer insights that guide our omnichannel strategy and inform our marketing spend optimization. Our future success depends in part on our ability to effectively attract consumers on a cost-efficient basis and achieve efficiencies in our operations. In addition, we expect that we will be able to achieve some operational efficiency as part of cost savings in connection with our Transformation Initiative.

Our paid advertising includes search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. We drive a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. Paid advertising costs significantly increased industry-wide during the past few years, which negatively impacted our ability to cost-effectively drive traffic to Honest.com. If paid advertising costs increase further industry-wide, as they have in the past, this may impact marketing efficiencies, costs and revenue in our Digital channel, particularly with respect to cost-effectively driving traffic to Honest.com.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in purpose-designed products has contributed to higher demand for certain of our products. At the same time, changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic or broader macroeconomic conditions, such as inflation, have resulted and could in the future result in fluctuations in our operating results.

Business Operations

Global economic and political uncertainty have increased due to the impact of continued inflationary pressures, adverse impact on confidence in financial markets and geopolitical events, including the conflict in Ukraine. Additionally, the extent of COVID-19 or other macroeconomic trends impact on the Company’s operational and financial performance in the future will depend on future developments, including the duration and extent of the pandemic in different countries, the emergence of COVID-19 variants and the effectiveness of vaccines against these variants. Prolonged unfavorable economic conditions, including as a result of COVID-19 or similar outbreaks, and any resulting recession or slowed economic growth, have had and may continue to have an adverse effect on our sales and profitability. All of these factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.

Supply Chain Disruptions

We have experienced impacts on our inventory availability and delivery capacity since the COVID-19 outbreak due to global supply chain delays, including a delay in receiving shipments from overseas. In addition, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which has adversely affected our supply chain as well as the demand for our products and has impacted our revenue and ability to service our customer orders. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, new distribution and longer lead times. In addition, as a result of the supply chain impacts, other macroeconomic trends and high inventory levels, we have experienced increased fulfillment costs. One of our fulfillment partners passed on increased service and inflation related costs to us, including warehouse labor cost, which negatively impacted our cost of revenue. If we are not successful in negotiating future renewals, our business, financial condition, results of operations and prospects could be adversely affected.

We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our consumers and retail and third-party ecommerce customers. We have experienced and anticipate continued increases in commodity prices, labor costs, input costs and transportation costs, which has and could continue to hamper our ability to drive margin expansion. In 2022, we negotiated and agreed to higher purchase prices with two of our third-party manufacturers which has negatively impacted our cost of revenue in the past and will continue to have a negative impact on our results of operations. Due to continued elevated input costs, we anticipate further escalation of purchase costs and cost of revenue in the future. We implemented price increases that took effect in 2022 and in the first quarter of 2023 and plan to implement additional pricing increases in 2023 and in the future as needed to offset current and future input cost inflation and to pursue productivity initiatives to offset inflation. However, we may not be able to increase our prices or productivity sufficiently enough to offset these costs. Customer demand for our products may change based on price increases.

Consumer Preferences

We believe that the onset of COVID-19 drove a demand shift towards our Digital channel as consumers shifted to online shopping amid the pandemic. Given our digitally-native brand and strong digital penetration, we believe we benefited from this trend. Additionally, during the onset of COVID-19 we benefited from increasing consumer and customer demand for sanitization and disinfecting products, which drove revenue growth in our Household and Wellness product category. During the past few years, we saw a significant decline in consumer demand for sanitization and disinfecting products as consumers returned to pre-COVID routines.

In 2021, we began to see increased consumer willingness to return to in-store shopping as the economy reopened and more of the population became vaccinated, driving revenue growth within our Retail channel, specifically within our Diapers and Wipes and Skin and Personal Care product categories. During the three months ended March 31, 2023, the Retail and Digital channel revenue was more balanced with 50% and 50% of our revenue from our Digital and Retail channels, respectively.

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. Depending on future consumer behavior in relation to changes in the COVID-19 pandemic, the macroeconomic environment or otherwise and related aging of inventory, among other factors, we may incur inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory. The decline in demand for our sanitization and disinfecting products included in the Household and Wellness product category has led to our plan to exit low-margin household products as part of the Transformation Initiative. Additionally, we implemented an inventory, or SKU rationalization program, as part of the Transformation Initiative. As of March 31, 2023, we recorded an inventory write-down, inclusive of overhead costs and tariffs, of $2.7 million mainly related to international product exits and SKU rationalization. Additionally, we earmarked donations of $2.4 million mainly related to the liquidation of low-margin household products during the three months ended March 31, 2023, which is included in selling, general and administrative expense on the condensed consolidated statements of comprehensive loss.

Due to increasing supply chain lead times, new retail distribution, and expectation of supplier price increases that took effect in early 2023, we increased our inventory levels in 2022 to ensure in-stock position to service customers and consumers. In addition, inflation in input costs, including higher product costs, inbound shipping and warehouse labor, has resulted in a higher dollar value of inventory. We have reduced our inventory levels during the three months ended March 31, 2023 and expect future reduction of inventory in 2023.

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

Cost of Revenue

Cost of revenue includes the purchase price of merchandise sold to customers, inbound and outbound shipping and handling costs, freight and duties, shipping and packaging supplies, credit card processing fees and warehouse fulfillment costs incurred in operating and staffing warehouses, including rent. Cost of revenue also includes depreciation and amortization for warehouse fulfillment facilities and equipment, allocated overhead and direct and indirect labor for warehouse personnel, inventory reserves and destruction costs.

Gross Profit and Gross Margin

Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may in the future fluctuate from period to period based on a number of factors, including commodity costs, manufacturing costs, warehousing and transportation rates, the promotional environment in the marketplace, the mix of products we sell, the channel through which we sell our products, and innovation initiatives we undertake in each product category, among other factors.

Operating Expenses

Our operating expenses consist of selling, general and administrative, marketing and research and development expenses.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees including audit and legal expenses; donation expenses including tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to Honest Baby Clothing®; and depreciation and amortization expense. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business and organizational capabilities. Since our IPO, we have also incurred additional costs for employees and third-party professional fees related to operating as a public company and costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services.

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

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our short-term investments and our cash and cash equivalents balances. Prior to the adoption of Financial Accounting Standards Board Accounting Standard Update No 2016-02, Leases (ASC 842) on January 1, 2022, interest expense consisted primarily of the portion of rent payments recognized as imputed interest expense under build-to-suit accounting associated with our leasing arrangements. Interest expense includes fees incurred under our 2023 Credit Facility, including commitment fees and debt issuance costs.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended March 31,
	2023	2022
(In thousands)
Revenue	$83,388	$68,719
Cost of revenue	63,186	48,092
Gross profit	20,202	20,627
Operating expenses
Selling, general and administrative(1)	25,817	19,611
Marketing	10,234	13,465
Restructuring	1,350	—
Research and development(1)	1,459	2,096
Total operating expenses	38,860	35,172
Operating loss	(18,658)	(14,545)
Interest and other income (expense), net	(189)	(61)
Loss before provision for income taxes	(18,847)	(14,606)
Income tax provision	20	20
Net loss	$(18,867)	$(14,626)
__________________________

(1)    Includes stock-based compensation expense as follows:

	For the three months ended March 31,
	2023	2022
(In thousands)
Selling, general and administrative	$3,713	$3,370
Research and development	59	178
Total	$3,772	$3,548

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue*:

	For the three months ended March 31,
	2023	2022
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	75.8	70.0
Gross profit	24.2	30.0
Operating expenses
Selling, general and administrative	31.0	28.5
Marketing	12.3	19.6
Restructuring	1.6	—
Research and development	1.7	3.1
Total operating expenses	46.6	51.2
Operating loss	(22.4)	(21.2)
Interest and other income (expense), net	(0.2)	(0.1)
Loss before provision for income taxes	(22.6)	(21.3)
Income tax provision	—	—
Net loss	(22.6)%	(21.3)%
______________

* Amounts may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	For the three months ended March 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$53,077	$43,289	$9,788	22.6%
Skin and Personal Care	22,792	21,266	1,526	7.2
Household and Wellness	7,519	4,164	3,355	80.6
Total Revenue	$83,388	$68,719	$14,669	21.3%

	For the three months ended March 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$41,814	$34,260	$7,554	22.0%
Retail	41,574	34,459	7,115	20.6
Total Revenue	$83,388	$68,719	$14,669	21.3%

Revenue was $83.4 million for the three months ended March 31, 2023, as compared to $68.7 million for the three months ended March 31, 2022. The increase of $14.7 million, or 21.3%, reflects an increase of $9.8 million, $3.4 million and $1.5 million in Diapers and Wipes, Household and Wellness, and Skin and Personal Care product categories, respectively. The revenue increase in Diapers and Wipes was primarily driven by an increase in consumption, and new and expanded distribution. The Skin and Personal Care revenue increase was primarily driven by a $0.9 million increase in revenue in baby personal care and a $0.9 million increase in beauty product revenue due to new and expanded distribution, offset by $0.5 million decline in product liquidation revenue versus prior year. The revenue increase in Household and Wellness was primarily driven by $4.8 million in revenue from Honest Baby Clothing as a result of our transition from a license agreement to a supplier services agreement with Butterblu, offset by $0.7 million decline in disinfecting wipes revenue.

We estimate that pricing increases taken in 2022 contributed $2.0 million to revenue for the three months ended March 31, 2023.

The increase in revenue in our Retail channel for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily driven by new and expanded distribution and strong consumption. The increase in revenue in our Digital channel for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily driven by an $11.0 million increase in revenue by our key digital customer due to inventory restocking compared to the same key digital customer inventory destocking in the three months ended March 31, 2022 and $4.8 million in Honest Baby Clothing revenue, offset by a $3.8 million decrease in revenue at Honest.com due to lower digital marketing spend which resulted in lower traffic to Honest.com.

Cost of Revenue and Gross Profit

	For the three months ended March 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Cost of revenue	$63,186	$48,092	$15,094	31.4%
Gross profit	$20,202	$20,627	$(425)	(2.1)%

Cost of revenue was $63.2 million for the three months ended March 31, 2023, as compared to $48.1 million for the three months ended March 31, 2022. The increase of $15.1 million, or 31.4%, was primarily driven by a 21.3% increase in revenue, $2.7 million in inventory reserves related to the Transformation Initiative and higher fulfillment costs, especially in transportation, in-bound freight, storage and warehouse labor costs. Cost of revenue as a percentage of revenue increased by 579 basis points primarily due to actions taken in connection with the Transformation Initiatives and higher input costs.

Gross profit was $20.2 million for the three months ended March 31, 2023, as compared to $20.6 million for the three months ended March 31, 2022. The decrease was mainly related to costs related to the Transformation Initiative, including inventory reserves related to product exits and SKU rationalization, partially offset by price increases and more efficient trade spending.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended March 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$25,817	$19,611	$6,206	31.6%

Selling, general and administrative expenses were $25.8 million for the three months ended March 31, 2023, as compared to $19.6 million for the three months ended March 31, 2022. The increase of $6.2 million, or 31.6%, was primarily due to $2.4 million increase in donation expenses related to the Transformation Initiative, $1.3 million in CEO transition expenses, $1.0 million increase in service fees related to Honest Baby Clothing, $0.7 million increase in legal expenses, $0.6 million in retailer violation charges, $0.5 million increase in employee-related expenses and $0.3 million increase in stock-based compensation expense.

Marketing Expenses

	For the three months ended March 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Marketing	$10,234	$13,465	$(3,231)	(24.0)%

Marketing expenses were $10.2 million for the three months ended March 31, 2023, as compared to $13.5 million for the three months ended March 31, 2022. The decrease of $3.2 million, or 24.0%, was primarily due to a $3.7 million reduction in digital advertising, offset by a $0.4 million increase in retail marketing to support new distribution.

Restructuring Expenses

	For the three months ended March 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Restructuring	$1,350	$—	$1,350	100.0%

Restructuring expenses were $1.4 million for the three months ended March 31, 2023. Restructuring costs are one of the elements of the Transformation Initiative and include employee-related costs of $0.5 million, contract termination costs of $0.8 million, and asset-related costs of $0.1 million. For further details on the Transformation Initiative, refer to Note 14, "Restructuring" included in these condensed consolidated financial statements.

Research and Development Expenses

	For the three months ended March 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Research and development	$1,459	$2,096	$(637)	(30.4)%

Research and development expenses were $1.5 million for the three months ended March 31, 2023, as compared to $2.1 million for the three months ended March 31, 2022. The decrease of $0.6 million, or 30.4%, was primarily related to a decrease in research and development spend and a $0.1 million decrease in stock-based compensation expense.

Interest and Other Income (Expense), Net

	For the three months ended March 31,
	2023	2022	$ change
(In thousands, except percentages)
Interest income (expense), net	$(187)	$22	$(209)
Other income (expense), net	(2)	(83)	81
Interest and other income (expense), net	$(189)	$(61)	(128)

Interest and other income (expense), net was net expense of $189 thousand for the three months ended March 31, 2023, as compared to net expense of $61 thousand for the three months ended March 31, 2022. The increase of $128 thousand was primarily due to the write-off of unamortized debt issuance costs as we entered into the new 2023 Credit Facility.

Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. As of March 31, 2023, we had $9.2 million of cash and cash equivalents and $2.7 million of short-term investments. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our unaudited consolidated financial statements and long-term working capital and capital expenditure needs, given our plan to generate positive cash flow from reducing our inventory, managing our working capital and achieving our Transformation Initiative. We also have availability under our 2023 Credit Facility which was not drawn as of March 31, 2023. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by an availability block and certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2023, the commitment fee incurred was immaterial. As of March 31, 2023, there were $4.8 million of outstanding letters of credit and $18.3 million available to be drawn upon.

The interest rate applicable to the 2023 Credit Facility is, at our option, either (a) the Adjusted Term SOFR rate (subject to a 0.00% floor), plus a margin ranging from 1.50% to 2.25% or (b) the CB floating rate, (i) plus a margin of 0.25% or (ii) minus a margin ranging from 0.25% to 0.50%. The margin is based upon our fixed charge coverage ratio. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b) 2.50%.

The 2023 Credit Facility will terminate and borrowings thereunder, if any, would be due in full on April 30, 2026. Debt under the 2023 Credit Facility is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets.

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of March 31, 2023, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 6 "Credit Facilities" included in these condensed consolidated financial statements for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
(In thousands)	2023	2022
Net cash used in operating activities	$(2,761)	$(14,702)
Net cash provided by investing activities	$2,480	$8,609
Net cash (used in) provided by financing activities	$(15)	$45

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

Net cash used in operating activities of $2.8 million for the three months ended March 31, 2023 was primarily due to net loss of $18.9 million, non-cash adjustments of $6.0 million and a net increase in cash related to changes in operating assets and liabilities of $10.1 million. Non-cash adjustments primarily consisted of stock-based compensation of $3.8 million, amortization of operating Right-of-Use ("ROU") assets of $1.5 million and depreciation and amortization of $0.7 million. Changes in cash flows related to operating assets and liabilities primarily consisted of cash provided by a $17.2 million decrease in inventory and a $7.9 million decrease in prepaid expenses and other assets, offset by uses of cash including a $2.9 million increase in accounts receivable due to increased revenue and $10.8 million lower accounts payable and accrued expenses driven by lower inventory purchases in the three months ended March 31, 2023.

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

Net cash provided by investing activities of $2.5 million for the three months ended March 31, 2023 was primarily due to proceeds from maturities of short-term investments of $3.0 million, offset by purchases of property and equipment of $0.5 million.

Net cash used in investing activities of $8.6 million for the three months ended March 31, 2022 was primarily due to maturities of short-term investments of $8.8 million.

Financing Activities

Our financing activities primarily consisted of proceeds from sales of securities, proceeds from stock option award exercises and principal payments of financing lease obligations.

Net cash used in financing activities of $15 thousand for the three months ended March 31, 2023 consisted of principal payments of financing lease obligations.

Net cash provided by financing activities of $45 thousand for the three months ended March 31, 2022 primarily consisted of proceeds from stock option exercises, partially offset by principal payments of financing lease obligations and taxes paid related to net share settlement of equity awards.

Dividends

We do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including any restrictions in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant. The 2023 Credit Facility contains restrictions on our ability to pay dividends.

Non-GAAP Financial Measure

We prepare and present our condensed consolidated financial statements in accordance with GAAP. However, management believes that adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; (6) CEO transition expenses and (7) restructuring expenses in connection with Transformation Initiative.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as CEO transition expenses and restructuring expenses in connection with Transformation Initiative. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our net income (loss), revenue and other results stated in accordance with GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended March 31,
(In thousands)	2023	2022
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(18,867)	$(14,626)
Interest and other (income) expense, net	189	61
Income tax provision	20	20
Depreciation and amortization	668	720
Stock-based compensation	3,772	3,548
Securities litigation expense	1,178	—
CEO transition expense(1)	1,277	—
Restructuring costs(2)	1,350	—
Payroll tax expense related to stock-based compensation	79	13
Adjusted EBITDA	$(10,334)	$(10,264)
__________________

(1) Includes sign-on bonus, relocation costs and severance costs.
(2) See Note 14 “Restructuring” in our unaudited condensed consolidated financial statements for items included in restructuring expense.

Material Cash Requirements

As of March 31, 2023, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, apart from the material cash outlay of $4.0 million to $7.0 million expected in 2023 as part of our Transformation Initiative.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates from those discussed in our Annual Report. Refer to Note 2,
"Summary of Significant Accounting Policies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the adoption of Accounting Standard Codification 326 and related policy changes.

Recent Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, as applicable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended March 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our principal executive officer and principal financial officer, believe that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

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

Investing in our common stock involves substantial risks. Some of the more significant risks include the following:

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
•Our strategic initiatives to reduce our costs could have long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the anticipated operational or financial benefits from such actions.
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
•Our cash, cash equivalents and short-term investments may not meet our liquidity needs.
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
•    Pandemics or disease outbreaks, such as the continuing effects of the COVID-19 pandemic and overall macroeconomic trends have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.
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

Our strategic initiatives to reduce our costs could have long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the operational or financial benefits from such actions.

In the first quarter of 2023, we began executing a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. This Transformation Initiative and the timing and success of such efforts are subject to many risks and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; meet certain revenue and operating expense targets; and monetize inventory and manage working capital. We may not be successful in implementing these initiatives or realizing our anticipated savings and efficiencies, including as a result of factors beyond our control. In addition, any changes we make to reduce our cost structure, including changes to our products, formulations, or packaging, may result in reduced consumer demand for our products and increased carrying costs. Our future financial performance will depend, in part, on our ability to effectively manage any future growth or restructuring, as applicable. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from the Transformation Initiative due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the anticipated savings and efficiencies of our strategic initiatives, or if they result in unintended consequences, then our operating and financial results would be adversely affected and could differ materially from our expectations.

Additionally, the Transformation Initiative has resulted in the loss of institutional knowledge and expertise, as well as the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operations. These effects could have a material adverse effect on our ability to execute on our updated business model. There can be no assurance that we will be successful in implementing the Transformation Initiative. The Transformation Initiative may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees, adverse effects on employee morale, diversion of management attention, and adverse effects on our reputation as an employer. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.

We have a history of net losses and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. Our expenses will likely increase as a result of implementing the Transformation Initiative. Even as we try to manage our expenses and implement the Transformation Initiative, these efforts may be more costly than we expect and may not result in increased revenue or growth or margin improvements in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis or at all. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we are likely to continue to incur significant losses and may not be able to achieve or maintain profitability.

If we cannot successfully execute changes in our international strategy, we may not be successful in managing our operations outside the United States.

We currently sell products through retailers in Canada, Asia, the United Kingdom and certain countries in the European Union. We announced that we plan to focus on our North American customers and are actively reducing the portfolio of products we will offer for sale in certain regions such as Europe and Asia. If we cannot successfully execute this change in our international strategy, this strategy may negatively impact our operations internationally, including our relationships with international customers and brand resonance with international consumers, which could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives.

We may be unable to accurately forecast revenue, gross margin or operating expenses and appropriately plan our expenses in the future.

Revenue and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive across our various channels, all of which are uncertain. Forecasts have been and may continue to be particularly challenging in the current macroeconomic environment, in particular as we implement margin-enhancing and cost-cutting programs. We base our expense levels and investment plans on our estimates of revenue and gross margin. We cannot be sure prior growth rates and trends are meaningful predictors of future growth. For example, in the third quarter of 2022, some of our digital and retail customers began to reduce inventory on hand and have changed fulfillment schedules, which has negatively impacted our fulfillment operations and our revenue and is expected to continue to do so in the future. If our assumptions prove to be wrong, we may generate lower revenue or gross margin than anticipated or may spend more than we anticipate acquiring and retaining consumers either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Jessica Warren is a globally recognized Latina business leader, entrepreneur, advocate, actress, and New York Times bestselling author. We believe that the success of our brand depends in part on our ongoing affiliation with Jessica Warren. We have an agreement with Jessica Warren, or the Likeness Agreement, which, among other things, includes a license for her likeness and imposes various obligations on us. Ms. Warren has the right to terminate the Likeness Agreement at any time upon prior written notice, and the Likeness Agreement will immediately terminate in the event we become insolvent. Upon termination of the Likeness Agreement, we could, among other things, be required to pay damages to Ms. Warren, lose our ability to associate the brand with Ms. Warren, including the ability to sell existing inventory using the licensed intellectual property, and sustain reputational damage. We are currently renegotiating the Likeness Agreement with Ms. Warren. The termination of the Likeness Agreement or other new terms negotiated upon renegotiation of the Likeness Agreement could result in a reduction of our operating margins and cash flow from operations or otherwise adversely affect our business. Additionally, the loss of our ability to use Ms. Warren’s likeness could result in marketplace confusion, loss of goodwill and/or similar negative consequences. We depend on Ms. Warren’s social media reach and influence to connect with consumers and provide insight on current trends. If Ms. Warren objects to a proposed use of the licensed property, we may be prevented from implementing our business plan in a timely manner, or at all, outside of previously approved usages or usages consistent with certain pre-approved product guidelines. The loss of the services of Ms. Warren, or the loss of our ability to use Ms. Warren’s likeness, could have an adverse effect on our business, financial condition, results of operations and prospects.

Our brand may also depend on the positive image and public popularity of Ms. Warren to maintain and increase brand recognition. Ms. Warren’s social media presence and approximately 48 million followers as of May 2023 across all of her social media channels combined represent a large social following and potential audience for our social media reach. Consumers may be drawn to our products because of her involvement with us. If Ms. Warren’s image, reputation or popularity is materially and adversely affected, this could negatively affect the marketability and sales of our products and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

3.2
Amended and Restated Bylaws, as currently in effect (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-40378), filed with the SEC on March 16, 2023).

10.1	Employment Agreement, dated April 13, 2023, by and between the Company and Katherine Barton.
10.2	Credit Agreement dated January 25, 2023, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on January 27, 2023).
10.3	2023 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on March 16, 2023).
10.4	Form of Global RSU Award Grant Notice and Global RSU Award Agreement under the 2023 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on March 16, 2023).
10.5	Separation Agreement and Release of Claims, dated January 10, 2023, by and between the Company and Nikolas Vlahos (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-40378), filed with the SEC on March 16, 2023).
10.6	Employment Agreement, dated January 9, 2023, by and between the Company and Carla Vernón (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-40378), filed with the SEC on March 16, 2023).
10.7	Amendment Twenty-Four to the Logistics Services Agreement, dated as of February 28, 2023 by and between the Company and Geodis Logistics, LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-40378), filed with the SEC on March 16, 2023).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The Honest Company, Inc.
Date: May 9, 2023	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 9, 2023	By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)