Form 10-Q
period 2023-06-30
Honest Company, Inc.
filed 2023-08-08
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 94,977,997 shares of common stock, $0.0001 par value per share outstanding.

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
•our ability to implement our strategy to deliver sustained long-term growth and profitability, including as part of the Transformation Initiative;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$17,845	$9,517
Short-term investments	—	5,650
Accounts receivable, net	35,874	42,334
Inventories	82,104	115,664
Prepaid expenses and other current assets	8,690	15,982
Total current assets	144,513	189,147
Operating lease right-of-use asset	26,837	29,947
Property and equipment, net	14,155	14,327
Goodwill	2,230	2,230
Intangible assets, net	335	370
Other assets	4,438	4,578
Total assets	$192,508	$240,599
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,710	$24,755
Accrued expenses	25,413	38,010
Deferred revenue	1,723	815
Total current liabilities	41,846	63,580
Long term liabilities
Operating lease liabilities, net of current portion	25,828	29,842
Other long-term liabilities	434	817
Total liabilities	68,108	94,239
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2023 and December 31, 2022, none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 150,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 95,060,526 and 92,907,351 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	596,504	586,213
Accumulated deficit	(472,113)	(439,830)
Accumulated other comprehensive loss	—	(32)
Total stockholders’ equity	124,400	146,360
Total liabilities and stockholders’ equity	$192,508	$240,599

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenue	$84,544	$78,493	$167,933	$147,212
Cost of revenue	61,646	54,929	124,832	103,021
Gross profit	22,898	23,564	43,101	44,191
Operating expenses
Selling, general and administrative	25,032	19,965	50,849	39,576
Marketing	9,261	12,515	19,495	25,981
Restructuring	397	—	1,747	—
Research and development	1,595	1,823	3,054	3,919
Total operating expenses	36,285	34,303	75,145	69,476
Operating loss	(13,387)	(10,739)	(32,044)	(25,285)
Interest and other income (expense), net	(9)	747	(198)	686
Loss before provision for income taxes	(13,396)	(9,992)	(32,242)	(24,599)
Income tax provision	20	20	40	40
Net loss	$(13,416)	$(10,012)	$(32,282)	$(24,639)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.11)	$(0.34)	$(0.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	94,103,266	92,052,347	93,607,425	91,796,489

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	13	(2)	33	(79)
Comprehensive loss	$(13,403)	$(10,014)	$(32,249)	$(24,718)

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

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	92,907,351	$9	$586,213	$(439,830)	$(32)	$146,360
Net loss	—	—	—	—	—	(18,867)	—	(18,867)
Other comprehensive loss	—	—	—	—	—	—	19	19
Stock-based compensation	—	—	—	—	3,772	—	—	3,772
Vested restricted stock units	—	—	549,484	—	—	—	—	—
Balances at March 31, 2023	—	$—	93,456,835	$9	$589,985	$(458,697)	$(13)	$131,284
Net loss	—	—	—	—	—	(13,416)	—	(13,416)
Other comprehensive loss	—	—	—	—	—	—	13	13
Stock options exercised	—	—	2,300	—	4	—	—	4
Stock-based compensation	—	—	—	—	6,413	—	—	6,413
Vested restricted stock	—	—	1,532,507	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	68,884	—	102	—	—	102
Balances at June 30, 2023	—	$—	95,060,526	$9	$596,504	$(472,113)	$—	$124,400
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(32,282)	$(24,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,340	1,386
Stock-based compensation	10,185	7,460
Other	3,108	3,253
Changes in assets and liabilities:
Accounts receivable, net	6,460	(5,289)
Inventories	33,561	(12,682)
Prepaid expenses and other assets	7,389	(450)
Accounts payable, accrued expenses and other long-term liabilities	(23,104)	8,844
Deferred revenue	908	44
Operating lease liabilities	(3,807)	(3,329)
Net cash provided by (used in) operating activities	3,758	(25,402)
Cash flows from investing activities
Purchases of short-term investments	—	(11,294)
Proceeds from maturities of short-term investments	5,683	26,957
Purchases of property and equipment	(1,186)	(743)
Net cash provided by investing activities	4,497	14,920
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	—	(37)
Proceeds from exercise of stock options	4	122
Proceeds from 2021 ESPP	102	157
Payments on finance lease liabilities	(33)	(203)
Net cash provided by financing activities	73	39
Net increase (decrease) in cash and cash equivalents	8,328	(10,443)
Cash and cash equivalents
Beginning of the period	9,517	50,791
End of the period	$17,845	$40,348

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$25	$226
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2023
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

Restructuring

The Company incurs restructuring costs in connection with the exiting of certain products and geographical locations, workforce reductions, and other actions. Such costs include employee termination benefits (one-time arrangements), termination of contractual obligations, non-cash asset charges and other direct incremental costs. The Company records employee termination liabilities once they are both probable and estimable for severance provided under the Company’s existing severance policy. Other costs associated with a restructuring initiative, such as consulting and professional fees, product or geographical exit costs, accelerated amortization associated with a restructuring initiative, are recognized in the period in which the liability is incurred. Accrued restructuring costs are recorded within Accrued Expenses in the condensed consolidated balance sheets. Refer to Note 14, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring initiatives.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates, which are subject to varying degrees of judgment, include the valuation of inventories, sales returns and allowances, allowances for credit losses, valuation of short-term investments, capitalized software, useful lives associated with long-lived assets, incremental borrowing rates associated with leases, valuation allowances with respect to deferred tax assets, accruals and contingencies, recoverability of non-cash marketing credits, recoverability of goodwill and long-lived assets, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of June 30, 2023 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro trends within our Household and Wellness product category, consumer demand for sanitizing and disinfecting products decreased over the past few years. As a result, the Company made a decision to exit certain elements of these products during the quarter ended March 31, 2023. Refer to Note 14, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring initiatives.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable are presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides an allowance for credit losses, as necessary. The Company considers factors in its allowance for accounts receivable such as historical analysis, credit quality of customers, the age of the accounts receivable balances and current macroeconomic conditions that may impact on our customer's ability to pay. The allowance for credit losses was $0.8 million and $0.5 million as of June 30, 2023 and December 31, 2022, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments Credit Losses (Accounting Standard Codification 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. This guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. In November 2019, FASB issued ASU No. 2019-10 which delayed the effective dates of the guidance. This guidance is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) for fiscal years beginning after December 15, 2019 and all other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted this standard, which did not have a material impact on the Company’s consolidated financial statements.

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
(In thousands)
Digital	$41,731	$37,871	$83,545	$72,132
Retail	42,813	40,622	84,388	75,080
Total revenue	$84,544	$78,493	$167,933	$147,212

Revenue by product category:	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
(In thousands)
Diapers and Wipes	$55,256	$51,901	$108,333	$95,190
Skin and Personal Care	22,735	23,275	45,528	44,541
Household and Wellness	6,553	3,317	14,072	7,481
Total revenue	$84,544	$78,493	$167,933	$147,212
Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits, with the corresponding short and long-term asset included in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. During the six months ended June 30, 2023, the Company did not enter into any new trade agreements.

For the three and six months ended June 30, 2023, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. For the three and six months ended June 30, 2022, the Company recognized $0.5 million and $1.3 million, respectively, of revenue and $0.3 million and $0.8 million, respectively, of associated cost of revenue based on the timing of delivery of goods. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they become determinable. During the six months ended June 30, 2023, the Company recorded no impairment losses related to these credits and used an aggregate of $0.2 million of credits.

4.     Investments

As of June 30, 2023, the Company did not hold any investments in debt securities. As of December 31, 2022, all investments in debt securities were classified as available-for-sale investments. All investments were reported within current assets because the securities represent investments of cash available for current operations. As of December 31, 2022, the Company held $5.7 million of investments with contractual maturities of less than one year. As of December 31, 2022, the Company did not have any investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).

The following table summarizes the Company’s available-for-sale investments:

	As of December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$3,216	$—	$(24)	$3,193
Commercial paper	582	—	—	582
Certificates of deposit	1,884	—	(9)	1,875
Total investments	$5,682	$—	$(33)	$5,650

Realized gains and losses on investments in debt securities for the three and six months ended June 30, 2022 were immaterial.

5.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$5,448	$—	$—	$5,448
Total cash equivalents	$5,448	$—	$—	$5,448

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$9,595	$—	$—	$9,595
Total cash equivalents	$9,595	$—	$—	$9,595
Short-term investments
Corporate bonds	—	3,193	—	3,193
Commercial paper	—	582	—	582
Certificates of deposit	—	1,875	—	1,875
Total short-term investments	—	5,650	—	5,650
Total	$9,595	$5,650	$—	$15,245

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

6.     Credit Facilities

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by an availability block and certain reserves, if any. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three and six months ended June 30, 2023, the commitment fee incurred was immaterial. As of June 30, 2023, there were $3.9 million outstanding letters of credit and $19.3 million available to be drawn upon.

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

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of June 30, 2023, the Company is in compliance with all covenants under the 2023 Credit Facility.

7.     Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
(In thousands)
Payroll and payroll related expenses(1)	$4,751	$6,790
Accrued inventory purchases	5,555	17,050
Accrued returns	260	318
Accrued rent(2)	7,895	7,688
Accrued restructuring(3)	310	—
Other accrued expenses	6,642	6,164
Total accrued expenses	$25,413	$38,010
____________________

(1) Includes $4.3 million of CEO transition related expense as of December 31, 2022.
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

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021, the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter was $0.7 million including penalties and interest, for which the Company has paid $0.6 million as of December 31, 2021. During the year ended December 31, 2021, the Company recorded interest expense of $0.1 million in interest and other expense, net on the condensed consolidated statements of comprehensive loss. The Company filed its Notice of Appeal on July 1, 2021 and its opening brief on January 28, 2022. The Department filed its answering brief on March 4, 2022 and the Company filed its reply brief on March 23, 2022. The Nevada Tax Commission heard the appeal on May 2, 2022. The Nevada Tax Commission upheld the Company's appeal and overturned the Department's Deficiency Notice. The Company submitted a refund request for the taxes and interest paid, following the Department's June 9, 2021 decision, that were subject to abatement under the December 2016 Abatement Agreement. The Company recognized $0.7 million in other income in interest and other expense, net on the condensed consolidated statements of comprehensive loss during the year ended December 31, 2022 related to the anticipated refund of taxes and interest paid.

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

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s IPO. A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware on October 19, 2022 with similar allegations. Each of these federal and state court derivative cases have been stayed pending the outcome of a motion for summary judgment in the securities class action. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On May 1, 2023, the Lead Plaintiff’s motion for class certification in the consolidated class action was granted in part and denied in part, with the U.S. District Court for the Central District of California limiting the certified class to only those persons and entities that purchased or otherwise acquired the Company’s publicly traded common stock pursuant and traceable to the Company’s IPO offering documents prior to August 19, 2021, as well as all persons and entities that acquired ownership of a trading account, retirement account, or any other similar investment account or portfolio containing the Company’s publicly traded common stock that was purchased or otherwise acquired pursuant and traceable to the IPO offering documents prior to August 19, 2021, and were damaged thereby. The Company intends to vigorously defend itself against these allegations. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in these matters.

On August 10, 2022, Catrice Sida and Kris Yerby filed a putative class action complaint in the U.S. District Court for the Northern District of California alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, breach of warranty, and unjust enrichment related to plant-based claims on certain of the Company’s wipes products and seeking declaratory relief, injunctive relief, monetary damages, punitive damages and statutory penalties, and attorneys’ fees and costs. The Company filed its motion to dismiss on October 17, 2022. On December 6, 2022, the Company's motion to dismiss was denied. The Company filed a motion to stay on July 25, 2023 pending the Ninth Circuit Court of Appeals’ review of the Central District of California’s decision in Whiteside v. Kimberly-Clark Corp., No. 5:22-cv-1988 JGB (SPx), 2023 WL 4328175 (C.D. Cal. June 1, 2023). The Company believes this complaint is without merit and intends to vigorously defend itself in this matter. The matter is in the preliminary stages of litigation and its outcome is uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the range of loss in this matter.

As of June 30, 2023 and December 31, 2022, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of June 30, 2023 and December 31, 2022, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

9.Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2022	14,888,007	$5.24
Granted	—	$—
Exercised	(2,300)	$1.70
Forfeited/Cancelled	(1,440,014)	$5.15
Outstanding at June 30, 2023	13,445,693	$5.25

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

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2022	452,951	4,165,403	$3.44	$8.09
Transfer from Employee to Non-Employee Director(1)	1,147,566	(1,147,566)	$9.02	$9.02
Granted	882,862	6,295,701	$1.74	$1.82
Vested(2)	(1,329,210)	(752,781)	$5.96	$6.53
Forfeited	(388,147)	(550,431)	$10.51	$6.29
Unvested RSUs at June 30, 2023	766,022	8,010,326	$1.89	$3.30

_____________

(1) Relates to former Chief Executive Officer ("CEO") RSUs that were reclassified to non-employee director shares for disclosure purposes.
(2) As a result of the Company's former CEO not being re-nominated for election by the Board in connection with the annual stockholder meeting in May 2023, the vesting of the remaining shares, prorated through December 31, 2023, under the Company's former CEO RSU award granted on May 26, 2021 and March 24, 2022 accelerated to May 24, 2023. As such, the Company recognized the related stock-based compensation during the three months ended June 30, 2023.
As of June 30, 2023, there was $26.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.1 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the three and six months ended June 30, 2023, 68,962 shares were purchased under the 2021 ESPP. As of June 30, 2023, the Company had 2,814,479 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

For the six months ended June 30, 2023
Expected life of options (in years)	0.50
Expected stock price volatility	86.19%
Risk free interest rate	5.36%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$0.67

2023 Inducement Plan

In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules.

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
(In thousands)
Selling, general and administrative(1)	$6,327	$3,707	$10,040	$7,078
Research and development	86	205	145	382
Total stock-based compensation expense	$6,413	$3,912	$10,185	$7,460
__________________

(1) As a result of the Company's former CEO not being re-nominated for election by the Board in connection with the annual stockholder meeting in May 2023, the vesting of the remaining shares, prorated through December 31, 2023, under the Company's former CEO RSU award granted on May 26, 2021 and March 24, 2022 accelerated to May 24, 2023. As such, the Company recognized the related stock-based compensation of $2.6 million during the three months ended June 30, 2023.

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for share and per share values)	2023	2022	2023	2022
Numerator:
Net loss	$(13,416)	$(10,012)	$(32,282)	$(24,639)
Net loss attributable to common stockholders - basic and diluted	$(13,416)	$(10,012)	$(32,282)	$(24,639)

Denominator:
Weighted average shares of common stock outstanding - basic	94,103,266	92,052,347	93,607,425	91,796,489
Weighted average shares of common stock outstanding - diluted	94,103,266	92,052,347	93,607,425	91,796,489

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.14)	$(0.11)	$(0.34)	$(0.27)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	13,445,693	16,004,087	13,445,693	16,004,087
Unvested restricted stock units	8,776,348	4,831,291	8,776,348	4,831,291
Employee stock purchase plan	68,962	68,497	68,962	68,497
Total	22,291,003	20,903,875	22,291,003	20,903,875

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

During the three and six months ended June 30, 2023 and 2022, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive loss.

12.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred immaterial advertising costs for this related party during the three and six months ended June 30, 2023 and 2022, which was reported as marketing expense in the Company’s condensed consolidated statements of comprehensive loss.

In May 2022, the Company engaged Vault Co., a third-party consultant, to develop and deliver an ongoing brand tracker for the Company. Vault Co. is owned by a major shareholder of the Company. Based on services provided, the Company incurred immaterial advertising costs for this related party during the three and six months ended June 30, 2023, which is reported as marketing expense in the Company’s consolidated statements of comprehensive loss.

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

The components of lease expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Finance lease expense:
Amortization	$14	$87	$30	$179
Interest on lease liabilities	—	5	—	6
Operating lease expense:
Operating lease expense(1)	1,792	1,784	3,584	3,567
Sublease income	(501)	(501)	(1,003)	(1,003)
Total lease expense, net	$1,305	$1,375	$2,611	$2,749
______________________

(1)     Represents the straight-line lease expense of operating leases, inclusive of amortization of ROU assets and the interest component of operating lease liabilities.

Based on the nature of the Right-of-Use ("ROU") asset, amortization of finance leases and amortization of operating ROU assets, operating lease expense and other lease expense are recorded within either cost of revenue or selling, general and administrative expenses and interest on finance lease liabilities is recorded within interest and other expense, net in the condensed consolidated statements of comprehensive loss.

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	June 30, 2023

Finance lease assets	Property and equipment, net	$40
Operating lease assets	Operating lease right-of-use asset	26,837
Total lease assets		$26,877
Liabilities
Current
Finance lease liabilities	Accrued expenses	$40
Operating lease liabilities	Accrued expenses	7,895
Non-current
Finance lease liabilities	Other long-term liabilities	6
Operating lease liabilities	Operating lease liabilities, net of current portion	25,828
Total lease liabilities		$33,769

Supplemental information related to the Company’s leases for the six months ended June 30, 2023 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	1.1
Operating leases	4.0
Weighted-average discount rate
Finance leases	3.00%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$1
Operating cash flows used in operating leases	$3,807
Finance cash flows used in finance leases	$33

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the six months ended June 30, 2023 for either finance or operating leases.

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
•Other Costs – The Company incurred other costs related to the restructuring initiatives, which are included in selling, general and administrative expense on the condensed consolidated statements of comprehensive loss and primarily include the following:
▪Donation expenses, including tariffs, and
▪Consulting and other professional services.

Costs associated with the Transformation Initiative for the three and six months ended June 30, 2023 were as follows (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Net Revenue(1)	$—	$456
Cost of Revenue	562	3,287
Restructuring Costs(2)	397	1,747
Other Costs(3)	411	2,842
Total	$1,370	$8,332
______________

(1) Relates to product markdowns.
(2) Refer to the table below for further details of operating expenses included in restructuring costs.
(3) Refer to description above for types of operating expenses included in Other Costs.

	Restructuring Costs
	Employee-Related Costs	Asset-Related Costs	Contract Terminations	Total
Cumulative through June 30, 2023	$756	$121	$870	$1,747

Changes in accrued expenses as of June 30, 2023 relating to the Transformation Initiative were:

	Restructuring Costs
	Employee-Related Costs(1)	Asset-Related Costs	Contract Terminations	Inventory Reserves	Total
Balance at December 31, 2022	$—	$—	$—	$—	$—
Charges (adjustments)	756	—	597	4,289	5,642
Cash payments	(566)	—	—	—	(566)
Non-cash asset write-offs	—	—	—	(1,131)	(1,131)
Balance at June 30, 2023	$190	$—	$597	$3,158	$3,945
___________

(1) Included in accrued expenses as of June 30, 2023. Refer to Note 7, "Accrued Expenses" included elsewhere in these condensed consolidated financial statements.

The Company records costs associated with the restructuring initiatives once the relevant accounting criteria have been met. Accrued restructuring costs of $0.3 million related to severance costs and contract terminations as of June 30, 2023 are expected to result in cash expenditures funded from cash provided by operations in future periods and is included in accrued expenses on the condensed consolidated balance sheets.

15.     Subsequent Events

As part of the Company's Transformation Initiative to focus on our North American customers, on July 26, 2023, the Company terminated its agreement with its Asian distributor, SuperOrdinary.

On July 31, 2023, the Company exited its fulfillment center in the Netherlands that was operated by Geodis Logistics, LLC.

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

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three product categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 65%, 27%, and 8%, respectively, of our revenue for the three months ended June 30, 2023, compared to 66%, 30%, and 4%, respectively, of our revenue for the three months ended June 30, 2022, and 65%, 27%, and 8%, respectively, of our revenue for the six months ended June 30, 2023, compared to 65%, 30%, and 5%, respectively, of our revenue for the six months ended June 30, 2022. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.

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

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our product accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. For the three months ended June 30, 2023, we generated 49% and 51% of our revenue from our Digital and Retail channels, respectively, compared to 48% and 52%, respectively, for the three months ended June 30, 2022. For the six months ended June 30, 2023, we generated 50% and 50% of our revenue from our Digital and Retail channels, respectively, compared to 49% and 51%, respectively, for the six months ended June 30, 2022.

We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise our Digital channel, and our Retail channel, which includes leading retailers and their websites. As of June 30, 2023, our products can be found in approximately 51,000 retail locations across the United States, Canada and Europe. In the first quarter of 2023, as part of the Transformation Initiative we announced that we plan to focus on our North American customers and are actively reducing the portfolio of products we will offer for sale in certain regions, including retail locations in Europe. Refer to

Note 15, “Subsequent Events,” included in our condensed consolidated financial statements included in Part I, Item 1 for an update on our international contract terminated as part of our plan to exit low-margin business in Asia. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe are not easily replicated by our competitors. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

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

The Transformation Initiative is projected to result in the following:

•Costs associated with the Transformation Initiative, including restructuring costs, are expected to be approximately $10.0 million to $13.0 million for the full year 2023, with $1.4 million and $8.3 million, respectively, recognized during the three and six months ended June 30, 2023. Refer to discussion under "Results of Operations" below.
◦Restructuring costs, which include employee-related costs, asset-related costs and contract terminations related to exiting retail and online stores in unprofitable geographical locations, in Asia and Europe, were $0.4 million and $1.7 million, respectively, in the three and six months ended June 30, 2023 and were reflected in restructuring on the condensed consolidated statements of comprehensive loss.
•The Transformation Initiative is expected to result in annualized benefits to adjusted EBITDA(1) in the range of $15.0 million to $20.0 million, and we expect to begin seeing benefits in late 2023. These benefits include reduction in costs of revenue, reduction in operating expenses and increase in revenue.
•The cash impact of costs related to the Transformation Initiative is expected to be in the range of $4.0 million to $5.0 million for the full year 2023, with $0.5 million and $0.6 million, respectively, recognized during the three and six months ended June 30, 2023 and the remainder throughout 2023.
•We expect the restructuring element of the Transformation Initiative to be substantially completed by December 31, 2023.
_____________

(1) We do not provide guidance for the most directly comparable GAAP measure, net loss, and similarly cannot provide a reconciliation between our adjusted EBITDA outlook and net loss without unreasonable effort due to the unavailability of reliable estimates for certain components of net loss, including interest and other (income) expense, net, and the respective reconciliations. These items are not within our control and may vary greatly between periods and could significantly impact our financial results calculated in accordance with GAAP.

We may incur other charges or cash expenditures not currently contemplated that may occur as a result of or in connection with the Transformation Initiative.

We believe specific value drivers of the Transformation Initiative include:

1) Brand Maximization

•Leveraging the strength of the Honest brand to drive growth through innovation, margin-accretive products, and marketing effectiveness.
•Executing additional pricing increases across the majority of our product portfolio throughout 2023, following pricing increases in 2022 and in the first half of 2023 that resulted in revenue growth driven by both volume and pricing.

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

3) Operating Discipline

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

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean products consumer. In order to increase the share of wallet of existing conscious consumers and to attract new consumers, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend, among other things, on our ability to successfully produce products that are free of defects and communicate the value of those products as clean, sustainable and effective, the efficacy of our marketing efforts and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. Given higher costs of digital marketing and increased retail distribution, we have and expect to continue to shift the focus of our marketing spend towards supporting retail marketing programs and to make changes in our marketing initiatives to increase brand awareness. As part of the Transformation Initiative, we are improving the return on marketing by reducing marketing spend on low-return campaigns and emphasizing best-selling items, focusing on the most profitable areas of our business. We believe our brand strength will enable us to expand across categories and channels, allowing us to deepen relationships with consumers. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

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

Continued Execution of Omnichannel Strategy

The continued execution of our omnichannel strategy impacts our financial performance. We intend to continue leveraging our marketing strategy to drive increased consumer awareness and leverage our flagship digital platform, Honest.com, to create direct connections with our consumers, influence brand experience and understand consumer preference and behavior. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. We will continue to pursue partnerships with a wide variety of retailers, including mass retailers, online retailers, club retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period.

Operational and Marketing Efficiency

To grow our business, we intend to continue to improve our operational and marketing efficiency, which includes attracting new consumers, increasing community engagement and improving fulfillment and distribution operations. We invest significant resources in marketing and content generation, use a variety of brand and performance marketing channels and work continuously to improve brand exposure at our retail customers to acquire new consumers. It is important to maintain reasonable costs for these marketing efforts relative to the revenue we expect to derive from our consumers. We leverage our proprietary data and systems to generate valuable consumer insights that guide our omnichannel strategy and inform our marketing spend optimization. Our future success depends in part on our ability to effectively attract consumers on a cost-efficient basis and achieve efficiencies in our operations. In addition, we expect that we will be able to achieve some operational and marketing efficiency as part of cost savings in connection with our Transformation Initiative.

Our paid advertising includes search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. We drive a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. Paid advertising costs significantly increased industry-wide during the past few years, which negatively impacted our ability to cost-effectively drive traffic to Honest.com. As a result, we have shifted marketing spend into support for retail and other digital customers that has allowed us to increase marketing efficiency.

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

Business Operations

Global economic and political uncertainty have increased due to the impact of continued inflationary pressures, adverse impact on confidence in financial markets and geopolitical events, including the conflict in Ukraine. Additionally, the extent of the impact of macroeconomic trends on the Company’s operational and financial performance in the future will depend on future developments. Prolonged unfavorable economic conditions, including as a result of global pandemics, rising inflation and interest rates and any resulting recession or slowed economic growth, have had and may continue to have an adverse effect on our sales and profitability. All of these factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which has adversely affected our supply chain as well as the demand for our products and has impacted our revenue and ability to service our customer orders. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, new distribution and longer lead times. In addition, as a result of the supply chain impacts, other macroeconomic trends and high inventory levels, we have experienced increased fulfillment costs. One of our fulfillment partners passed on increased service and inflation related costs to us, including warehouse labor cost, which negatively impacted our cost of revenue for the six months ended June 30, 2023. If we are not successful in negotiating future renewals such that these renewals are at increased costs to us, our business, financial condition, results of operations and prospects could be adversely affected.

We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our consumers and retail and third-party ecommerce customers. We have experienced and anticipate continued increases in commodity prices, labor costs, input costs and transportation costs, which has and could continue to hamper our ability to drive margin expansion. In 2022, we negotiated and agreed to higher purchase prices with two of our third-party manufacturers which has negatively impacted our cost of revenue in the past and will continue to have a negative impact on our results of operations. Due to continued elevated input costs, we could face further escalation of purchase costs and cost of revenue in the future. We implemented price increases that took effect in 2022 and in the first half of 2023 and plan to implement additional pricing increases in 2023 and in the future as needed to offset current and future input cost inflation and to pursue productivity initiatives to offset inflation. However, we may not be able to increase our prices or productivity sufficiently enough to offset these costs. Customer demand for our products may change based on price increases.

Consumer Preferences

Our revenue is relatively balanced between our Digital and Retail channels which demonstrates the power of our omni-channel distribution model. We believe consumers value the flexibility in terms of where and when they choose to purchase Honest products. We also believe that consumers recognize the quality of Honest products, knowing that there are over 3,500 chemicals and materials that we choose not to formulate with.

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we may incur inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory. The decline in demand for our sanitization and disinfecting products included in the Household and Wellness product category has led to our plan to exit low-margin household products as part of the Transformation Initiative. Additionally, we implemented an inventory, or SKU rationalization program, as part of the Transformation Initiative. For the three and six months ended June 30, 2023, we recorded an inventory write-down, inclusive of overhead costs and tariffs, of $0.6 million and $3.3 million, respectively, mainly related to international product exits and SKU rationalization, which is included in cost of revenue on the condensed consolidated statements of comprehensive loss. Additionally, we earmarked donations of $2.5 million, mainly related to the liquidation of low-margin household products during the six months ended June 30, 2023, which is included in selling, general and administrative expense on the condensed consolidated statements of comprehensive loss.

Due to increasing supply chain lead times, new retail distribution, and expectation of supplier price increases that took effect in early 2023, we increased our inventory levels in 2022 to ensure in-stock position to service customers and consumers. In addition, inflation in input costs, including higher product costs, inbound shipping and warehouse labor, has resulted in a higher dollar value of inventory. We have reduced our inventory levels during the three and six months ended June 30, 2023 and expect future reduction of inventory in 2023, as part of our disciplined inventory management.

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

Marketing

Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production and other public relations and promotional initiatives. Given higher costs in digital marketing and increased retail distribution, we have shifted the focus of our marketing spend towards supporting retail marketing programs and top of funnel marketing activities. We will continue to invest in marketing initiatives in our product categories and best selling products with key retailers, as well as expand brand awareness, introduce new product innovation across multiple product categories and implement new marketing strategies in the United States. As we launch new products, we expect to make marketing investments to build brand awareness, drive trial and set the foundation for future revenue growth.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
(In thousands)
Revenue	$84,544	$78,493	$167,933	$147,212
Cost of revenue	61,646	54,929	124,832	103,021
Gross profit	22,898	23,564	43,101	44,191
Operating expenses
Selling, general and administrative(1)	25,032	19,965	50,849	39,576
Marketing	9,261	12,515	19,495	25,981
Restructuring	397	—	1,747	—
Research and development(1)	1,595	1,823	3,054	3,919
Total operating expenses	36,285	34,303	75,145	69,476
Operating loss	(13,387)	(10,739)	(32,044)	(25,285)
Interest and other income (expense), net	(9)	747	(198)	686
Loss before provision for income taxes	(13,396)	(9,992)	(32,242)	(24,599)
Income tax provision	20	20	40	40
Net loss	$(13,416)	$(10,012)	$(32,282)	$(24,639)
__________________________

(1)    Includes stock-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
(In thousands)
Selling, general and administrative	$6,327	$3,707	$10,040	$7,078
Research and development	86	205	145	382
Total	$6,413	$3,912	$10,185	$7,460

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue*:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.9	70.0	74.3	70.0
Gross profit	27.1	30.0	25.7	30.0
Operating expenses
Selling, general and administrative	29.6	25.4	30.3	26.9
Marketing	11.0	15.9	11.6	17.6
Restructuring	0.5	—	1.0	—
Research and development	1.9	2.3	1.8	2.7
Total operating expenses	42.9	43.7	44.7	47.2
Operating loss	(15.8)	(13.7)	(19.1)	(17.2)
Interest and other income (expense), net	—	1.0	(0.1)	0.5
Loss before provision for income taxes	(15.8)	(12.7)	(19.2)	(16.7)
Income tax provision	—	—	—	—
Net loss	(15.9)%	(12.8)%	(19.2)%	(16.7)%
______________

* Amounts may not sum due to rounding.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$55,256	$51,901	$3,355	6.5%	$108,333	$95,190	$13,143	13.8%
Skin and Personal Care	22,735	23,275	(540)	(2.3)	45,528	44,541	987	2.2
Household and Wellness	6,553	3,317	3,236	97.6	14,072	7,481	6,591	88.1
Total Revenue	$84,544	$78,493	$6,051	7.7%	$167,933	$147,212	$20,721	14.1%

	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$41,731	$37,871	$3,860	10.2%	$83,545	$72,132	$11,413	15.8%
Retail	42,813	40,622	2,191	5.4	84,388	75,080	9,308	12.4
Total Revenue	$84,544	$78,493	$6,051	7.7%	$167,933	$147,212	$20,721	14.1%

Revenue was $84.5 million for the three months ended June 30, 2023, as compared to $78.5 million for the three months ended June 30, 2022. The increase of $6.1 million, or 7.7%, reflects an increase of $3.4 million and $3.2 million in Diapers and Wipes and Household and Wellness product categories, respectively, offset by a decrease of $0.5 million in Skin and Personal Care product category. The revenue increase in Diapers and Wipes was primarily driven by an increase in diapers and wipes consumption due to $2.8 million of revenue from new distribution and $1.7 million in price increases, offset by a decline in Honest.com sales. The Skin and Personal Care revenue decrease was primarily driven by a decrease of $3.9 million in personal care products as we scaled back low-margin personal care products in the club channel, offset by an increase in beauty revenue due to strong consumption and new distribution. The revenue increase in Household and Wellness was primarily driven by $2.8 million in revenue from Honest Baby Clothing due to the integration of baby clothing in the third quarter of 2022.

We estimate that pricing increases taken in 2022 and the first half of 2023 contributed $2.5 million to revenue for the three months ended June 30, 2023.

Revenue was $167.9 million for the six months ended June 30, 2023, as compared to $147.2 million for the six months ended June 30, 2022. The increase of $20.7 million, or 14.1%, reflects an increase of $13.1 million, $1.0 million and $6.6 million in Diapers and Wipes, Skin and Personal Care products, and Household and Wellness product categories, respectively. The revenue increase in Diapers and Wipes was primarily driven by an increase in diapers and wipes consumption due to $6.8 million in revenue from new distribution and $2.9 million in price increases, offset by a decline in Honest.com sales. The Skin and Personal Care revenue increase was primarily driven by an increase in beauty revenue due to strong consumption in the Retail and Digital channel and new distribution, offset by a decrease of $3.9 million in personal care products due to lower club channel sales. The revenue increase in Household and Wellness was primarily driven by $8.6 million in revenue from Honest Baby Clothing.

We estimate that pricing increases taken in 2022 and the first half of 2023 contributed $4.5 million to revenue for the six months ended June 30, 2023.

The increase in revenue in our Retail channel for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily driven by new distribution and strong consumption, offset by a decline of $3.9 million in revenue due to lower club channel sales. The increase in revenue in our Digital channel for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily driven by an $7.3 million increase in revenue by our key digital customer driven by strong consumption, as well as $3.0 million in Honest Baby Clothing revenue, offset by a decrease in revenue at Honest.com due to lower digital marketing spend which resulted in lower traffic to Honest.com.

The increase in revenue in our Retail channel for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily driven by new distribution and strong consumption, offset by a decline of $3.9 million in revenue due to lower club channel sales. The increase in revenue in our Digital channel for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily driven by an increase in revenue of $18.3 million by our key digital customer driven by strong consumption, as well as $7.8 million in Honest Baby Clothing revenue, offset by a decrease in revenue at Honest.com due to lower digital marketing spend which resulted in lower traffic to Honest.com.

Cost of Revenue and Gross Profit

	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
Cost of revenue	$61,646	$54,929	$6,717	12.2%	$124,832	$103,021	$21,811	21.2%
Gross profit	$22,898	$23,564	$(666)	(2.8)%	$43,101	$44,191	$(1,090)	(2.5)%

Cost of revenue was $61.6 million for the three months ended June 30, 2023, as compared to $54.9 million for the three months ended June 30, 2022. The increase of $6.7 million, or 12.2%, was primarily driven by a 7.7% increase in revenue and $2.2 million of higher product and $2.2 million of higher transportation costs. Cost of revenue as a percentage of revenue increased by 294 basis points.

Gross profit was $22.9 million for the three months ended June 30, 2023, as compared to $23.6 million for the three months ended June 30, 2022. The decrease was mainly related to higher product and transportation costs, partially offset by price increases of $1.8 million and reduced trade spending of $0.9 million.

Cost of revenue was $124.8 million for the six months ended June 30, 2023, as compared to $103.0 million for the six months ended June 30, 2022. The increase of $21.8 million, or 21.2%, was primarily driven by a 14.1% increase in revenue, $3.3 million in inventory reserves related to the Transformation Initiative and $4.4 million of higher product and $2.9 million of higher transportation costs. Cost of revenue as a percentage of revenue increased by 435 basis points primarily due to primarily due to actions taken in connection with the Transformation Initiatives and higher input costs.

Gross profit was $43.1 million for the six months ended June 30, 2023, as compared to $44.2 million for the six months ended June 30, 2022. The decrease was mainly related to costs related to the Transformation Initiative, including inventory reserves related to product exits and SKU rationalization and higher product and transportation costs, partially offset by price increases of $3.3 million and reduced trade spending of $3.4 million.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$25,032	$19,965	$5,067	25.4%	$50,849	$39,576	$11,273	28.5%

Selling, general and administrative expenses were $25.0 million for the three months ended June 30, 2023, as compared to $20.0 million for the three months ended June 30, 2022. The increase of $5.1 million, or 25.4%, was primarily due to $2.6 million increase in stock-based compensation expense mainly related to the acceleration of the prior CEO's RSUs, $1.3 million increase in legal expenses primarily related to securities litigation, $0.7 million increase in service fees related to Honest Baby Clothing, and $0.6 million increase in employee-related expenses. Refer to Note 9, “Stock-Based Compensation,” included in our condensed consolidated financial statements in Part I, Item 1 for more information on the prior CEO's RSUs.

Selling, general and administrative expenses were $50.8 million for the six months ended June 30, 2023, as compared to $39.6 million for the six months ended June 30, 2022. The increase of $11.3 million, or 28.5%, was primarily due $3.0 million increase in stock-based compensation expense mainly related to the acceleration of the prior CEO's RSUs, $2.5 million increase in donation expenses related to the Transformation Initiative, $1.7 million increase in service fees related to Honest Baby Clothing, $1.7 million increase in legal expenses primarily related to securities litigation, $1.3 million in CEO transition expenses, and $1.3 million increase in employee-related expenses.

Marketing Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
Marketing	$9,261	$12,515	$(3,254)	(26.0)%	$19,495	$25,981	$(6,486)	(25.0)%

Marketing expenses were $9.3 million for the three months ended June 30, 2023, as compared to $12.5 million for the three months ended June 30, 2022. The decrease of $3.3 million, or 26.0%, was primarily due to a decrease of $1.2 million in public relations activities, a $1.0 million reduction in retail marketing, and a $0.8 million shift and reduction in digital advertising.

Marketing expenses were $19.5 million for the six months ended June 30, 2023, as compared to $26.0 million for the six months ended June 30, 2022. The decrease of $6.5 million, or 25.0%, was primarily due to a $4.3 million shift and reduction in digital advertising, and a decrease of $1.6 million in public relations activities.

Restructuring Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
Restructuring	$397	$—	$397	100.0%	$1,747	$—	$1,747	100.0%

Restructuring expenses were $0.4 million and $1.7 million, respectively, for the three and six months ended June 30, 2023. Restructuring costs are one of the elements of the Transformation Initiative. For the three months ended June 30, 2023, restructuring costs include employee-related costs of $0.3 million and contract termination costs of $0.1 million. For the six months ended June 30, 2023, restructuring costs include contract termination costs of $0.9 million, employee-related costs of $0.8 million, and asset-related costs of $0.1 million. For further details on the Transformation Initiative, refer to Note 14, "Restructuring" included in these condensed consolidated financial statements.

Research and Development Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
Research and development	$1,595	$1,823	$(228)	(12.5)%	$3,054	$3,919	$(865)	(22.1)%

Research and development expenses were $1.6 million for the three months ended June 30, 2023, as compared to $1.8 million for the three months ended June 30, 2022. The decrease of $0.2 million, or 12.5%, was primarily related to a decrease in research and development spend, as we realign resources to reflect the prioritization of higher-margin opportunities as part of our Transformation Initiative.

Research and development expenses were $3.1 million for the six months ended June 30, 2023, as compared to $3.9 million for the six months ended June 30, 2022. The decrease of $0.9 million, or 22.1%, was primarily related to a decrease in research and development spend, as we realign resources to reflect the prioritization of higher-margin opportunities as part of our Transformation Initiative.

Interest and Other Income (Expense), Net

	For the three months ended June 30,			For the six months ended June 30,
	2023	2022	$ change	2023	2022	$ change
(In thousands, except percentages)
Interest income (expense), net	$(40)	$160	$(200)	$(227)	$182	$(409)
Other income (expense), net	31	587	(556)	29	504	(475)
Interest and other income (expense), net	$(9)	$747	$(756)	$(198)	$686	$(884)

Interest and other income (expense), net was net expense of $9.0 thousand for the three months ended June 30, 2023, as compared to net income of $0.7 million for the three months ended June 30, 2022. The decrease of $0.8 million was primarily due $0.7 million of other income related to the recognition of taxes and interest to be refunded from the Nevada Department of Taxation legal settlement during the three months ended June 30, 2022.

Interest and other income (expense), net was net expense of $0.2 million for the six months ended June 30, 2023, as compared to net income of $0.7 million for the six months ended June 30, 2022. The decrease of $0.9 million was primarily due to $0.7 million of other income related to the recognition of taxes and interest to be refunded from the Nevada Department of Taxation legal settlement during the six months ended June 30, 2022 and the write-off of unamortized debt issuance costs as we entered into the new 2023 Credit Facility.

Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. As of June 30, 2023, we had $17.8 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our unaudited consolidated financial statements and long-term working capital and capital expenditure needs, given our plan to generate positive cash flow from reducing our inventory, managing our working capital and achieving our Transformation Initiative. We also have availability under our 2023 Credit Facility which was not drawn as of June 30, 2023. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by an availability block and certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three and six months ended June 30, 2023, the commitment fee incurred was immaterial. As of June 30, 2023, there were $3.9 million outstanding letters of credit and $19.3 million available to be drawn upon.

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

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of June 30, 2023, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 6 "Credit Facilities" included in our condensed consolidated financial statements in Part I, Item 1 for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the six months ended June 30,
(In thousands)	2023	2022
Net cash provided by (used in) operating activities	$3,758	$(25,402)
Net cash provided by investing activities	$4,497	$14,920
Net cash provided by financing activities	$73	$39

Operating Activities

Our largest source of operating cash is from the sales of our products through Digital and Retail channels to our consumers and customers. Our primary uses of cash from operating activities are for cost of revenue expenses, selling, general and administrative expenses, marketing expenses and research and development expenses. We have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale and maturity of short-term investments in the past.

Net cash provided by operating activities of $3.8 million for the six months ended June 30, 2023 was primarily due to net loss of $32.3 million, non-cash adjustments of $14.6 million and a net increase in cash related to changes in operating assets and liabilities of $21.4 million. Non-cash adjustments primarily consisted of stock-based compensation of $10.2 million, amortization of operating Right-of-Use ("ROU") assets of $3.1 million and depreciation and amortization of $1.3 million. Changes in cash flows related to operating assets and liabilities primarily consisted of cash provided by a $33.6 million decrease in inventory, a $7.4 million decrease in prepaid expenses and other assets and a $6.5 million decrease in accounts receivable due to improved collection efforts, offset by $23.1 million lower accounts payable and accrued expenses driven by lower inventory purchases in the six months ended June 30, 2023 due to our disciplined inventory management.

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

Net cash provided by investing activities of $4.5 million for the six months ended June 30, 2023 was primarily due to proceeds from maturities of short-term investments of $5.7 million, offset by purchases of property and equipment of $1.2 million.

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

Net cash provided by financing activities of $73 thousand for the six months ended June 30, 2023 consisted of proceeds from the 2021 Employee Stock Purchase Plan (“2021 ESPP”), partially offset by principal payments of financing lease obligations.

Net cash provided by financing activities of $39 thousand for the six months ended June 30, 2022 primarily consisted of proceeds from stock option exercises and the 2021 ESPP, partially offset by principal payments of financing lease obligations and taxes paid related to net share settlement of equity awards.

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

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; (6) CEO transition expenses and (7) restructuring expenses in connection with the Transformation Initiative.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as CEO transition expenses and restructuring expenses in connection with the Transformation Initiative. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our net income (loss), revenue and other results stated in accordance with GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(13,416)	$(10,012)	$(32,282)	$(24,639)
Interest and other (income) expense, net	9	(747)	198	(686)
Income tax provision	20	20	40	40
Depreciation and amortization	672	666	1,340	1,386
Stock-based compensation(1)	6,413	3,912	10,185	7,460
Securities litigation expense	1,773	783	2,951	995
CEO transition expense(2)	—	—	1,277	—
Restructuring costs(3)	397	—	1,747	—
Payroll tax expense related to stock-based compensation	33	53	112	66
Adjusted EBITDA	$(4,099)	$(5,325)	$(14,432)	$(15,378)
__________________

(1)    Includes $2.6 million of accelerated equity awards related to prior separation agreement with our former CEO in the second quarter of 2023.
(2)    Includes sign-on bonus, relocation, legal and severance costs.
(3)    See Note 14 “Restructuring” in our unaudited condensed consolidated financial statements for items included in restructuring expense.

Material Cash Requirements

As of June 30, 2023, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, apart from the material cash outlay of $4.0 million to $5.0 million expected in 2023 as part of our Transformation Initiative.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting estimates from those discussed in our Annual Report. Refer to Note 2,
"Summary of Significant Accounting Policies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the adoption of Accounting Standard Codification 326 and related policy changes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended June 30, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

We currently sell products through retailers in Canada, Asia, the United Kingdom and certain countries in the European Union. We announced that we plan to focus on our North American customers and are actively reducing the portfolio of products we will offer for sale in certain regions such as Europe and Asia. Refer to Note 15, “Subsequent Events,” included in our condensed consolidated financial statements included in Part I, Item 1 for an update on our international contract terminated as part of our plan to exit low-margin business in Asia. If we cannot successfully execute this change in our international strategy, this strategy may negatively impact our operations internationally, including our relationships with international customers and brand resonance with international consumers, which could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives.

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

Our brand may also depend on the positive image and public popularity of Ms. Warren to maintain and increase brand recognition. Ms. Warren’s social media presence and approximately 48 million followers as of July 2023 across all of her social media channels combined represent a large social following and potential audience for our social media reach. Consumers may be drawn to our products because of her involvement with us. If Ms. Warren’s image, reputation or popularity is materially and adversely affected, this could negatively affect the marketability and sales of our products and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

10.1	Amendment Twenty-Five to the Logistics Services Agreement, dated as of June 30, 2023 by and between the Company and Geodis Logistics, LLC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The Honest Company, Inc.
Date: August 8, 2023	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 8, 2023	By:	/s/ Kelly J. Kennedy
Kelly J. Kennedy Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)