Form 10-Q
period 2023-09-30
Honest Company, Inc.
filed 2023-11-08
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 95,469,322 shares of common stock, $0.0001 par value per share outstanding.

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
•our ability to offset the high inflationary environment, including commodity prices, labor costs, input cost and transportation cost inflation with price increases, productivity and a growing revenue base;
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
•our continued revenue growth and gross margin improvement;
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
2

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$23,103	$9,517
Short-term investments	—	5,650
Accounts receivable, net	38,203	42,334
Inventories	79,507	115,664
Prepaid expenses and other current assets	8,770	15,982
Total current assets	149,583	189,147
Operating lease right-of-use asset	25,266	29,947
Property and equipment, net	13,883	14,327
Goodwill	2,230	2,230
Intangible assets, net	327	370
Other assets	4,249	4,578
Total assets	$195,538	$240,599
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,491	$24,755
Accrued expenses	31,164	38,010
Deferred revenue	1,861	815
Total current liabilities	51,516	63,580
Long term liabilities
Operating lease liabilities, net of current portion	23,791	29,842
Other long-term liabilities	222	817
Total liabilities	75,529	94,239
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2023 and December 31, 2022, none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 150,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 95,562,477 and 92,907,351 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	600,211	586,213
Accumulated deficit	(480,211)	(439,830)
Accumulated other comprehensive loss	—	(32)
Total stockholders’ equity	120,009	146,360
Total liabilities and stockholders’ equity	$195,538	$240,599

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenue	$86,169	$84,580	$254,101	$231,792
Cost of revenue	58,964	58,963	183,796	161,984
Gross profit	27,205	25,617	70,305	69,808
Operating expenses
Selling, general and administrative	24,146	23,491	74,995	63,068
Marketing	9,110	12,140	28,605	38,121
Restructuring	357	—	2,104	—
Research and development	1,584	1,725	4,638	5,643
Total operating expenses	35,197	37,356	110,342	106,832
Operating loss	(7,992)	(11,739)	(40,037)	(37,024)
Interest and other income (expense), net	(71)	(29)	(269)	657
Loss before provision for income taxes	(8,063)	(11,768)	(40,306)	(36,367)
Income tax provision	35	20	75	60
Net loss	$(8,098)	$(11,788)	$(40,381)	$(36,427)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.13)	$(0.43)	$(0.40)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	95,179,604	92,460,987	94,137,244	92,020,423

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	—	37	33	(42)
Comprehensive loss	$(8,098)	$(11,751)	$(40,348)	$(36,469)

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

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	92,907,351	$9	$586,213	$(439,830)	$(32)	$146,360
Net loss	—	—	—	—	—	(18,867)	—	(18,867)
Other comprehensive loss	—	—	—	—	—	—	19	19
Stock-based compensation	—	—	—	—	3,772	—	—	3,772
Vested restricted stock units	—	—	549,484	—	—	—	—	—
Balances at March 31, 2023	—	$—	93,456,835	$9	$589,985	$(458,697)	$(13)	$131,284
Net loss	—	—	—	—	—	(13,416)	—	(13,416)
Other comprehensive loss	—	—	—	—	—	—	13	13
Stock options exercised	—	—	2,300	—	4	—	—	4
Stock-based compensation	—	—	—	—	6,413	—	—	6,413
Vested restricted stock	—	—	1,532,507	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	68,884	—	102	—	—	102
Balances at June 30, 2023	—	$—	95,060,526	$9	$596,504	$(472,113)	$—	$124,400
Net loss	—	—	—	—	—	(8,098)	—	(8,098)
Stock-based compensation	—	—	—	—	3,707	—	—	3,707
Vested restricted stock	—	—	501,951	—	—	—	—	—
Balance at September 30, 2023	—	$—	95,562,477	$9	$600,211	$(480,211)	$—	$120,009
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(40,381)	$(36,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,021	2,025
Stock-based compensation	13,892	11,360
Other	4,680	4,805
Changes in assets and liabilities:
Accounts receivable, net	4,132	(7,087)
Inventories	36,158	(24,609)
Prepaid expenses and other assets	7,498	(3,228)
Accounts payable, accrued expenses and other long-term liabilities	(13,875)	7,604
Deferred revenue	1,046	49
Operating lease liabilities	(5,740)	(5,161)
Net cash provided by (used in) operating activities	9,431	(50,669)
Cash flows from investing activities
Purchases of short-term investments	—	(12,782)
Proceeds from maturities of short-term investments	5,683	38,219
Purchases of property and equipment	(1,588)	(1,433)
Net cash provided by investing activities	4,095	24,004
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	—	(37)
Proceeds from exercise of stock options	4	122
Proceeds from 2021 ESPP	102	157
Payments on finance lease liabilities	(46)	(281)
Net cash provided by (used in) financing activities	60	(39)
Net increase (decrease) in cash and cash equivalents	13,586	(26,704)
Cash and cash equivalents
Beginning of the period	9,517	50,791
End of the period	$23,103	$24,087

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$25	$92
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2023
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

Restructuring

The Company incurs restructuring costs in connection with the exiting of certain products and geographical locations, workforce reductions, and other actions. Such costs include employee termination benefits (one-time arrangements), termination of contractual obligations, non-cash asset charges, including asset impairments, and other direct incremental costs. The Company records employee termination liabilities once they are both probable and estimable for severance provided under the Company’s existing severance policy. Other costs associated with a restructuring initiative, such as consulting and professional fees, product or geographical exit costs, accelerated amortization associated with a restructuring initiative, are recognized in the period in which the liability is incurred. Accrued restructuring costs are recorded within Accrued Expenses in the condensed consolidated balance sheets. Refer to Note 14, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring initiatives.

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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of September 30, 2023 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro trends within our Household and Wellness product category, consumer demand for sanitizing and disinfecting products decreased over the past few years. As a result, the Company made a decision to exit certain elements of these products during the quarter ended March 31, 2023. Refer to Note 14, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring initiatives.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable is presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, and provides an allowance for credit losses, as necessary. The Company considers factors in its allowance for accounts receivable such as historical analysis, credit quality of customers, the age of the accounts receivable balances and current macroeconomic conditions that may impact on our customer's ability to pay. The allowance for credit losses was $0.9 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively.

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

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
(In thousands)
Digital	$40,103	$33,782	$123,648	$105,913
Retail	46,066	50,798	130,453	125,879
Total revenue	$86,169	$84,580	$254,101	$231,792

Revenue by product category:	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
(In thousands)
Diapers and Wipes	$52,584	$55,222	$160,917	$150,411
Skin and Personal Care	21,221	21,992	66,748	66,534
Household and Wellness	12,364	7,366	26,436	14,847
Total revenue	$86,169	$84,580	$254,101	$231,792
Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. During the nine months ended September 30, 2023, the Company did not enter into any new trade agreements.

For the three and nine months ended September 30, 2023, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. For the three and nine months ended September 30, 2022, the Company recognized $1.6 million and $2.9 million, respectively, of revenue and $0.8 million and $1.6 million, respectively, of associated cost of revenue based on the timing of delivery of goods, related to these marketing and transportation credits. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they become determinable. During the nine months ended September 30, 2023, the Company recorded no impairment losses related to these credits and used an aggregate of $0.2 million of credits.

4.     Investments

As of September 30, 2023, the Company did not hold any investments in debt securities. As of December 31, 2022, all investments in debt securities were classified as available-for-sale investments. All investments were reported within current assets because the securities represent investments of cash available for current operations. As of December 31, 2022, the Company held $5.7 million of investments with contractual maturities of less than one year. As of December 31, 2022, the Company did not have any investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).

The following table summarizes the Company’s available-for-sale investments:

	As of December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$3,216	$—	$(24)	$3,193
Commercial paper	582	—	—	582
Certificates of deposit	1,884	—	(9)	1,875
Total investments	$5,682	$—	$(33)	$5,650

Realized gains and losses on investments in debt securities for the three and nine months ended September 30, 2023 and 2022 were immaterial.

5.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$5,517	$—	$—	$5,517
Total cash equivalents	$5,517	$—	$—	$5,517

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$9,595	$—	$—	$9,595
Total cash equivalents	$9,595	$—	$—	$9,595
Short-term investments
Corporate bonds	—	3,193	—	3,193
Commercial paper	—	582	—	582
Certificates of deposit	—	1,875	—	1,875
Total short-term investments	—	5,650	—	5,650
Total	$9,595	$5,650	$—	$15,245

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

6.     Credit Facilities

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by an availability block and certain reserves, if any. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three and nine months ended September 30, 2023, the commitment fee incurred was immaterial. As of September 30, 2023, there were $3.9 million outstanding letters of credit and $19.2 million available to be drawn upon.

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

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of September 30, 2023, the Company is in compliance with all covenants under the 2023 Credit Facility.

7.     Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
(In thousands)
Payroll and payroll related expenses(1)	$6,245	$6,790
Accrued inventory purchases	7,545	17,050
Accrued returns	273	318
Accrued rent(2)	7,999	7,688
Accrued restructuring(3)	384	—
Other accrued expenses	8,718	6,164
Total accrued expenses	$31,164	$38,010
____________________

(1) Includes $1.7 million and $4.3 million of executive transition related expense as of September 30, 2023 and December 31, 2022, respectively.
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

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s IPO. A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead

Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On May 1, 2023, the Lead Plaintiff’s motion for class certification in the consolidated class action was granted in part and denied in part, with the U.S. District Court for the Central District of California limiting the certified class to only those persons and entities that purchased or otherwise acquired the Company’s publicly traded common stock pursuant and traceable to the Company’s IPO offering documents prior to August 19, 2021, as well as all persons and entities that acquired ownership of a trading account, retirement account, or any other similar investment account or portfolio containing the Company’s publicly traded common stock that was purchased or otherwise acquired pursuant and traceable to the IPO offering documents prior to August 19, 2021, and were damaged thereby. On August 14, 2023 the Lead Plaintiff filed an amended consolidated class action complaint naming as additional defendants Catterton Management Company L.L.C., L Catterton VIII, L.P., L. Catterton VIII Offshore, L.P., THC Shared Abacus, LP, Catterton Managing Partner VIII, L.L.C., and C8 Management, L.L.C. On October 16, 2023 those additional defendants filed a motion to dismiss the Second Amended Complaint with respect to the claims against them, and that motion is scheduled for a hearing on December 18, 2023. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware on October 19, 2022 with similar allegations. Each of these federal and state court derivative cases have been stayed pending the outcome of a motion for summary judgment in the securities class action. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in these matters.

On August 10, 2022, Catrice Sida and Kris Yerby filed a putative class action complaint in the U.S. District Court for the Northern District of California alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, breach of warranty, and unjust enrichment related to plant-based claims on certain of the Company’s wipes products and seeking declaratory relief, injunctive relief, monetary damages, punitive damages and statutory penalties, and attorneys’ fees and costs. The Company filed its motion to dismiss on October 17, 2022. On December 6, 2022, the Company's motion to dismiss was denied. The Company’s motion to stay pending the Ninth Circuit Court of Appeals’ review of the Central District of California’s decision in Whiteside v. Kimberly-Clark Corp., No. 5:22-cv-1988 JGB (SPx), 2023 WL 4328175 (C.D. Cal. June 1, 2023) was denied on September 5, 2023. The Company believes this complaint is without merit and intends to vigorously defend itself in this matter. The matter is in the preliminary stages of litigation and its outcome is uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the range of loss in this matter.

As of September 30, 2023 and December 31, 2022, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of September 30, 2023 and December 31, 2022, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

9.Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2022	14,888,007	$5.24
Granted	—	$—
Exercised	(2,300)	$1.70
Forfeited/Cancelled	(1,550,149)	$5.16
Outstanding at September 30, 2023	13,335,558	$5.25

During the three months ended September 30, 2023, the Company extended the post-termination exercise period for each outstanding stock option held by certain former executives such that the post-termination exercise period will end on the earlier of (i) the original expiration date of the stock option, or (ii) the date that is the 3-year anniversary of certain former executives no longer providing services to the Company. There were no changes to the exercise price or other terms of these stock options, and these stock options were already fully vested prior to the modification. As a result of this modification, we recognized incremental stock-based compensation expense of $0.5 million for the three and nine months ended September 30, 2023.

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

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2022	452,951	4,165,403	$3.44	$8.09
Transfer from Employee to Non-Employee Director(1)	1,147,566	(1,147,566)	$9.02	$9.02
Granted	882,862	6,295,701	$1.74	$1.82
Vested(2)	(1,358,421)	(1,225,521)	$5.89	$6.35
Forfeited	(388,147)	(1,430,377)	$10.51	$5.62
Unvested RSUs at September 30, 2023	736,811	6,657,640	$1.85	$2.85
_____________

(1) Relates to former Chief Executive Officer ("CEO") RSUs that were reclassified to non-employee director shares for disclosure purposes. The former CEO was not re-nominated for election by the Board in connection with the annual stockholder meeting in May 2023.
(2) Includes accelerated vesting of certain former executives' outstanding RSUs, including the former CEO and CFO. As such, the Company recognized the related stock-based compensation expense during the three and nine months ended September 30, 2023.
As of September 30, 2023, there was $16.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.9 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the three and nine months ended September 30, 2023, 68,962 shares were purchased under the 2021 ESPP. As of September 30, 2023, the Company had 2,814,479 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

For the nine months ended September 30, 2023
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

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
(In thousands)
Selling, general and administrative(1)	$3,608	$3,852	$13,648	$10,929
Research and development	99	48	244	431
Total stock-based compensation expense	$3,707	$3,900	$13,892	$11,360
__________________
(1) The Company extended the post-termination stock option exercise period for certain former executives, resulting in stock-based compensation expense of $0.5 million during the three months ended September 30, 2023. Additionally, the Company modified certain former executives' RSUs to accelerate vesting, including $0.5 million and $3.1 million during the three and nine months ended September 30, 2023.

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for share and per share values)	2023	2022	2023	2022
Numerator:
Net loss	$(8,098)	$(11,788)	$(40,381)	$(36,427)
Net loss attributable to common stockholders - basic and diluted	$(8,098)	$(11,788)	$(40,381)	$(36,427)

Denominator:
Weighted average shares of common stock outstanding - basic	95,179,604	92,460,987	94,137,244	92,020,423
Weighted average shares of common stock outstanding - diluted	95,179,604	92,460,987	94,137,244	92,020,423

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.09)	$(0.13)	$(0.43)	$(0.40)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	13,335,558	15,015,298	13,335,558	15,015,298
Unvested restricted stock units	7,394,451	4,835,801	7,394,451	4,835,801
Employee stock purchase plan	68,962	68,497	68,962	68,497
Total	20,798,971	19,919,596	20,798,971	19,919,596

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

During the three and nine months ended September 30, 2023 and 2022, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive loss.

12.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred immaterial advertising costs for this related party during the three and nine months ended September 30, 2023 and 2022, which was reported as marketing expense in the Company’s condensed consolidated statements of comprehensive loss.

In May 2022, the Company engaged Vault Co., a third-party consultant, to develop and deliver an ongoing brand tracker for the Company. Vault Co. is owned by a major shareholder of the Company. Based on services provided, the Company incurred immaterial advertising costs for this related party during the three and nine months ended September 30, 2023 and 2022, which is reported as marketing expense in the Company’s consolidated statements of comprehensive loss.

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

The components of lease expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Finance lease expense:
Amortization	$12	$62	$42	$241
Interest on lease liabilities	—	1	—	7
Operating lease expense:
Operating lease expense(1)	1,792	1,795	5,376	5,362
Sublease income	(501)	(501)	(1,503)	(1,504)
Total lease expense, net	$1,303	$1,357	$3,915	$4,106
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

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	September 30, 2023

Finance lease assets	Property and equipment, net	$28
Operating lease assets	Operating lease right-of-use asset	25,266
Total lease assets		$25,294
Liabilities
Current
Finance lease liabilities	Accrued expenses	$32
Operating lease liabilities	Accrued expenses	7,999
Non-current
Finance lease liabilities	Other long-term liabilities	3
Operating lease liabilities	Operating lease liabilities, net of current portion	23,791
Total lease liabilities		$31,825

Supplemental information related to the Company’s leases for the nine months ended September 30, 2023 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	0.9
Operating leases	3.8
Weighted-average discount rate
Finance leases	3.00%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$1
Operating cash flows used in operating leases	$5,740
Finance cash flows used in finance leases	$46

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the nine months ended September 30, 2023 for either finance or operating leases.

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
•Asset-Related Costs – Asset-related costs consist of accelerated amortization related to visual merchandise in an international retail store taken out of service prior to its existing useful life as a direct result of the restructuring initiatives, as well as asset impairments related to technology taken out of service.
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
•Other Costs – The Company incurred other costs related to the restructuring initiatives, which are included in selling, general and administrative expense on the condensed consolidated statements of comprehensive loss and primarily include the following:
▪Donation expenses related to inventory reserves, including tariffs, and
▪Consulting and other professional services.

Costs associated with the Transformation Initiative for the three and nine months ended September 30, 2023 were as follows (in thousands):

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Net Revenue(1)	$(117)	$339
Cost of Revenue	586	3,873
Restructuring Costs(2)	357	2,104
Other Costs(3)	1,365	4,207
Total	$2,191	$10,523
______________

(1) Relates to estimated product markdowns and true-up of prior quarter estimates.
(2) Refer to the table below for further details of operating expenses included in restructuring costs.
(3) Refer to description above for types of operating expenses included in Other Costs.

	Restructuring Costs
	Employee-Related Costs	Asset-Related Costs	Contract Terminations	Total
Three months ended September 30, 2023	$285	$72	$—	$357
Cumulative through September 30, 2023	$1,041	$193	$870	$2,104

Changes in accrued expenses as of September 30, 2023 relating to the Transformation Initiative were:

	Restructuring Costs
	Employee-Related Costs(1)	Asset-Related Costs	Contract Terminations	Inventory Reserves	Total
Balance at December 31, 2022	$—	$—	$—	$—	$—
Charges (adjustments)	1,041	—	479	5,198	6,718
Cash payments	(661)	—	(116)	—	(777)
Non-cash asset write-offs	—	—	—	(1,788)	(1,788)
Balance at September 30, 2023	$380	$—	$363	$3,410	$4,153
___________

(1) Included in accrued expenses as of September 30, 2023. Refer to Note 7, "Accrued Expenses" included elsewhere in these condensed consolidated financial statements.

The Company records costs associated with the restructuring initiatives once the relevant accounting criteria have been met. Accrued restructuring costs of $0.4 million related to severance costs and contract terminations as of September 30, 2023 are expected to result in cash expenditures funded from cash provided by operations in future periods and is included in accrued expenses on the condensed consolidated balance sheets.

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

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three product categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 61%, 25%, and 14%, respectively, of our revenue for the three months ended September 30, 2023, compared to 65%, 26%, and 9%, respectively, of our revenue for the three months ended September 30, 2022, and 63%, 27%, and 10%, respectively, of our revenue for the nine months ended September 30, 2023, compared to 65%, 29%, and 6%, respectively, of our revenue for the nine months ended September 30, 2022. At the center of our product ecosystem are our diapers, which are a strategic consumer acquisition tool that acts as an entry point for our portfolio, as new parents often go on to purchase products from our other categories for their everyday family needs. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.

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

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our product accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. For the three months ended September 30, 2023, we generated 47% and 53% of our revenue from our Digital and Retail channels, respectively, compared to 40% and 60%, respectively, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we generated 49% and 51% of our revenue from our Digital and Retail channels, respectively, compared to 46% and 54%, respectively, for the nine months ended September 30, 2022.

We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise our Digital channel, and our Retail channel, which includes leading retailers and their websites. As of September 30, 2023, our products can be found in approximately 51,000 retail locations across the United States, Canada and Europe. In the first quarter of 2023, as part of the Transformation Initiative we announced that we plan to focus on our North American customers and are actively reducing the portfolio of products we will offer for sale in certain regions, including retail locations in Europe. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe are not easily replicated by our competitors. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

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

The Transformation Initiative is projected to result in the following:

•Costs associated with the Transformation Initiative, including restructuring costs, are expected to be approximately $11.0 million to $13.0 million for the full year 2023, with $2.2 million and $10.5 million, respectively, recognized during the three and nine months ended September 30, 2023. Refer to discussion under "Results of Operations" below.
•Restructuring costs, which include employee-related costs, asset-related costs and contract terminations related to exiting retail and online stores in unprofitable geographical locations, in Asia and Europe, were $0.4 million and

$2.1 million, respectively, in the three and nine months ended September 30, 2023 and were reflected in restructuring on the condensed consolidated statements of comprehensive loss.
•The Transformation Initiative is expected to result in annualized benefits to adjusted EBITDA(1) in the range of $15.0 million to $20.0 million, and we are starting to see benefits in late 2023. These benefits include reduction in costs of revenue, reduction in operating expenses and increase in revenue.
•The cash impact of costs related to the Transformation Initiative is expected to be in the range of $4.0 million to $5.0 million for the full year 2023, with $1.0 million and $1.8 million, respectively, recognized during the three and nine months ended September 30, 2023 and the remainder in the fourth quarter of 2023.
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
•Executing additional pricing increases across the majority of our product portfolio throughout 2023, following pricing increases in 2022 and in the first three quarters of 2023 that resulted in revenue growth driven by both volume and pricing.

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

Our paid advertising includes search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. We drive a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. Paid advertising costs significantly increased industry-wide during the past few years, which negatively impacted our ability to cost-effectively drive traffic to Honest.com. As a result, we have decreased and shifted marketing spend into support for retail and other digital customers that has allowed us to increase marketing efficiency, while maintaining revenue growth.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in purpose-designed products has contributed to higher demand for certain of our products. At the same time, changes in macro-level consumer spending trends, including as a result of global pandemics or other macroeconomic conditions, such as inflation, have resulted and could in the future result in fluctuations in our operating results.

Business Operations

Global economic and political uncertainty have increased due to the impact of continued inflationary pressures, adverse impact on confidence in financial markets and geopolitical events, including the conflict in Ukraine and the Israel-Hamas war. Additionally, the extent of the impact of macroeconomic trends on the Company’s operational and financial performance in the future will depend on future developments. Prolonged unfavorable economic conditions, including as a result of global pandemics, rising inflation and interest rates and any resulting recession or slowed economic growth, have had and may continue to have an adverse effect on our sales and profitability. All of these factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which has adversely affected our supply chain as well as the demand for our products and has impacted our revenue and ability to service our customer orders. We have experienced and anticipate continued increases in labor costs, product costs and transportation costs, which has and could continue to hamper our ability to drive margin expansion. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, new distribution and longer lead times. In addition, as a result of the supply chain impacts, other macroeconomic trends and high inventory levels in 2022, we have experienced increased fulfillment costs in 2022 but have seen lower fulfillment costs in the three and nine months ended September 30, 2023, as we reduced inventory levels. One of our fulfillment partners passed on increased service and inflation related costs to us, including warehouse labor cost, which negatively impacted our cost of revenue for the nine months ended September 30, 2023. If we are not successful in negotiating future renewals such that these renewals are at increased costs to us, our business, financial condition, results of operations and prospects could be adversely affected. In 2022, we negotiated and agreed to higher purchase prices with two of our third-party manufacturers which has negatively impacted our cost of revenue in the past and will continue to have a negative impact on our results of operations. We could face further escalation of purchase costs and cost of revenue in the future.

We implemented price increases that took effect in 2022 and in the first three quarters of 2023 and plan to implement additional pricing increases before the end of 2023 and in the future as needed to offset current and future input cost inflation and to pursue productivity initiatives to offset inflation. However, we may not be able to increase our prices or productivity sufficiently enough to offset these costs. Customer demand for our products may change based on price increases.

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

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we may incur inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory. The decline in demand for our sanitization and disinfecting products included in the Household and Wellness product category has led to the implementation of our plan to exit low-margin household products as part of the Transformation Initiative. Additionally, we implemented an inventory, or SKU rationalization program, as part of the

Transformation Initiative. For the nine months ended September 30, 2023, we recorded an inventory write-down, inclusive of overhead costs and tariffs, of $3.4 million mainly related to international product exits and SKU rationalization, which is included in cost of revenue on the condensed consolidated statements of comprehensive loss. Additionally, we earmarked donations of $3.1 million, mainly related to the liquidation of low-margin household products during the nine months ended September 30, 2023, which is included in selling, general and administrative expense on the condensed consolidated statements of comprehensive loss.

Due to increased supply chain lead times, new retail distribution, and expectation of supplier price increases that took effect in early 2023, we increased our inventory levels in 2022 to ensure in-stock position to service customers and consumers. In addition, inflation in input costs, including higher product costs, inbound shipping and warehouse labor, has resulted in a higher dollar value of inventory as of September 30, 2023. We have reduced our inventory levels during the three and nine months ended September 30, 2023 and expect future reduction of inventory for the remainder of 2023, as part of our disciplined inventory management.

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

Other income (expense), net consists of our foreign currency exchange gains, losses relating to transactions denominated in currencies other than the U.S. dollar and contingent gains. We expect our foreign currency gains and losses to be immaterial but continue to fluctuate in the future due to changes in both the volume of foreign currency transactions and foreign currency exchange rates.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
(In thousands)
Revenue	$86,169	$84,580	$254,101	$231,792
Cost of revenue	58,964	58,963	183,796	161,984
Gross profit	27,205	25,617	70,305	69,808
Operating expenses
Selling, general and administrative(1)	24,146	23,491	74,995	63,068
Marketing	9,110	12,140	28,605	38,121
Restructuring	357	—	2,104	—
Research and development(1)	1,584	1,725	4,638	5,643
Total operating expenses	35,197	37,356	110,342	106,832
Operating loss	(7,992)	(11,739)	(40,037)	(37,024)
Interest and other income (expense), net	(71)	(29)	(269)	657
Loss before provision for income taxes	(8,063)	(11,768)	(40,306)	(36,367)
Income tax provision	35	20	75	60
Net loss	$(8,098)	$(11,788)	$(40,381)	$(36,427)
__________________________

(1)    Includes stock-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
(In thousands)
Selling, general and administrative	$3,608	$3,852	$13,648	$10,929
Research and development	99	48	244	431
Total	$3,707	$3,900	$13,892	$11,360

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue*:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.4	69.7	72.3	69.9
Gross profit	31.6	30.3	27.7	30.1
Operating expenses
Selling, general and administrative	28.0	27.8	29.5	27.2
Marketing	10.6	14.4	11.3	16.4
Restructuring	0.4	—	0.8	—
Research and development	1.8	2.0	1.8	2.4
Total operating expenses	40.8	44.2	43.4	46.1
Operating loss	(9.3)	(13.9)	(15.8)	(16.0)
Interest and other income (expense), net	(0.1)	—	(0.1)	0.3
Loss before provision for income taxes	(9.4)	(13.9)	(15.9)	(15.7)
Income tax provision	—	—	—	—
Net loss	(9.4)%	(13.9)%	(15.9)%	(15.7)%
______________

* Amounts may not sum due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$52,584	$55,222	$(2,638)	(4.8)%	$160,917	$150,411	$10,506	7.0%
Skin and Personal Care	21,221	21,992	(771)	(3.5)	66,748	66,534	214	0.3
Household and Wellness	12,364	7,366	4,998	67.9	26,436	14,847	11,589	78.1
Total Revenue	$86,169	$84,580	$1,589	1.9%	$254,101	$231,792	$22,309	9.6%

	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$40,103	$33,782	$6,321	18.7%	$123,648	$105,913	$17,735	16.7%
Retail	46,066	50,798	(4,732)	(9.3)	130,453	125,879	4,574	3.6
Total Revenue	$86,169	$84,580	$1,589	1.9%	$254,101	$231,792	$22,309	9.6%

Revenue was $86.2 million for the three months ended September 30, 2023, as compared to $84.6 million for the three months ended September 30, 2022. The increase of $1.6 million, or 1.9%, reflects an increase of $5.0 million in Household and Wellness product category, offset by a decrease of $2.6 million in Diapers and Wipes and a decrease of $0.8 million in Skin and Personal Care product categories, respectively. The revenue increase in Household and Wellness was primarily driven by $6.0 million in revenue from Honest Baby Clothing due to a Retail channel launch and strong consumption with our key digital customer. The revenue decrease in Diapers and Wipes was primarily driven by a $4.1 million decline in diaper revenue due to decline in Retail channel sales compared to expanded distribution during the three months ended September 30, 2022, offset by an increase of $2.0 million in wipes revenue with our key digital customer due to increased wipes consumption. The Skin and Personal Care revenue decrease was primarily driven by a decrease of $1.1 million in baby personal care products as we scaled back low-margin baby personal care products in the club channel, offset by strong baby personal care products consumption with our key digital customer.

We estimate that pricing increases taken in 2022 and the first three quarters of 2023 contributed $3.0 million to revenue for the three months ended September 30, 2023.

Revenue was $254.1 million for the nine months ended September 30, 2023, as compared to $231.8 million for the nine months ended September 30, 2022. The increase of $22.3 million, or 9.6%, reflects an increase of $11.6 million, $10.5 million and $0.2 million in Household and Wellness, Diapers and Wipes, and Skin and Personal Care products categories, respectively. The revenue increase in Household and Wellness was primarily driven by $14.6 million in revenue from Honest Baby Clothing due to a Retail channel launch and strong consumption with our key digital customer. The revenue increase in Diapers and Wipes was primarily driven by an increase in wipes consumption due to $5.6 million in revenue growth in the Retail channel, as well as a slight increase in diaper revenue in our Retail channel, and $13.3 million in revenue growth with a key digital partner in both diapers and wipes, offset by a decline in diaper sales on Honest.com. The Skin and Personal Care revenue increase was primarily driven by an increase in baby personal care products revenue due to strong consumption in the Digital channel, a $2.4 million increase in beauty revenue, as well as new distribution, offset by a decrease of $3.5 million in baby personal care products in our Retail channel, primarily due to lower club channel sales.

We estimate that pricing increases taken in 2022 and the first three quarters of 2023 contributed $7.5 million to revenue for the nine months ended September 30, 2023.

The decrease in revenue in our Retail channel for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily driven by a decline of $4.4 million in revenue due to timing of shipments at a key retail customer, loss of revenue of $3.0 million due to a customer bankruptcy, and a decline of $1.1 million in revenue due to lower club channel sales, offset by new distribution, price increases and strong consumption. The increase in revenue in our Digital channel for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily driven by an $8.9 million increase in revenue by our key digital customer driven by strong consumption, offset by a decrease in revenue at Honest.com due to lower digital marketing spend which resulted in lower traffic to Honest.com.

The increase in revenue in our Retail channel for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by new distribution of $10.3 million, slight growth of $2.3 million at one of our key retailers and price increases, offset by a decline of $5.0 million in revenue due to lower club channel sales and loss of revenue of $4.0 million due to a customer bankruptcy. The increase in revenue in our Digital channel for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by an increase in revenue of $27.1 million by our key digital customer driven by strong consumption, offset by a decrease in revenue at Honest.com due to lower digital marketing spend which resulted in lower traffic to Honest.com.

Cost of Revenue and Gross Profit

	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
Cost of revenue	$58,964	$58,963	$1	0.0%	$183,796	$161,984	$21,812	13.5%
Gross profit	$27,205	$25,617	$1,588	6.2%	$70,305	$69,808	$497	0.7%

Cost of revenue was $59.0 million for the three months ended September 30, 2023, as compared to $59.0 million for the three months ended September 30, 2022. The increase was primarily driven by a 1.9% increase in revenue, $1.1 million of higher product costs and $1.5 million increase in transportation costs, partially offset by $0.8 million of lower fulfillment costs and other cost savings. Cost of revenue as a percentage of revenue decreased by 128 basis points due to lower fulfillment costs, price increases and other cost savings.

Gross profit was $27.2 million for the three months ended September 30, 2023, as compared to $25.6 million for the three months ended September 30, 2022. The increase was mainly related to price increases of $2.1 million, reduced trade spending of $1.5 million and other cost savings, offset by the higher transportation and product costs described above.

Cost of revenue was $183.8 million for the nine months ended September 30, 2023, as compared to $162.0 million for the nine months ended September 30, 2022. The increase of $21.8 million, or 13.5%, was primarily driven by a 9.6% increase in revenue, $7.6 million of higher product costs and $6.6 million of higher transportation costs. Cost of revenue as a percentage of revenue increased by 245 basis points primarily due to costs from actions taken in connection with the Transformation Initiatives and higher input costs.

Gross profit was $70.3 million for the nine months ended September 30, 2023, as compared to $69.8 million for the nine months ended September 30, 2022. The increase was mainly related to price increases of $7.2 million and reduced trade spending of $5.8 million, offset by costs related to the Transformation Initiative, including inventory reserves related to product exits and SKU rationalization and higher product and transportation costs.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$24,146	$23,491	$655	2.8%	$74,995	$63,068	$11,927	18.9%

Selling, general and administrative expenses were $24.1 million for the three months ended September 30, 2023, as compared to $23.5 million for the three months ended September 30, 2022. The increase of $0.7 million, or 2.8%, was primarily due to a $1.5 million increase in service fees related to Honest Baby Clothing and $0.8 million in CFO transition expenses, offset by a decrease in donation expense of $0.6 million, a decrease of $0.4 million related to employee expenses, and a decrease in vendor violation charges of $0.6 million related to the implementation of a new order management system.

Selling, general and administrative expenses were $75.0 million for the nine months ended September 30, 2023, as compared to $63.1 million for the nine months ended September 30, 2022. The increase of $11.9 million, or 18.9%, was primarily due to a $3.5 million increase in service fees related to Honest Baby Clothing, $2.7 million increase in stock-based compensation expense mainly related to the acceleration of the former CEO's and CFO's RSUs, $2.1 million in CEO and CFO transition expenses, $1.7 million increase in donation expense, $1.7 million increase in legal expenses primarily related to securities litigation, and $0.8 million increase in employee-related expenses, offset by a $1.2 million decrease in consulting fees. Refer to Note 9, “Stock-Based Compensation,” included in our condensed consolidated financial statements in Part I, Item 1 for more information on the prior CEO's and CFO's RSUs.

Marketing Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
Marketing	$9,110	$12,140	$(3,030)	(25.0)%	$28,605	$38,121	$(9,516)	(25.0)%

Marketing expenses were $9.1 million for the three months ended September 30, 2023, as compared to $12.1 million for the three months ended September 30, 2022. The decrease of $3.0 million, or 25.0%, was primarily due to a $1.6 million reduction in retail marketing, decrease of $0.9 million in public relations activities, and a decrease of $0.3 million in photo and video production expenses.

Marketing expenses were $28.6 million for the nine months ended September 30, 2023, as compared to $38.1 million for the nine months ended September 30, 2022. The decrease of $9.5 million, or 25.0%, was primarily due to a $4.2 million shift and reduction in digital advertising, a decrease of $2.5 million in public relations activities, and a $1.9 million reduction in retail marketing.

Restructuring Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
Restructuring	$357	$—	$357	100.0%	$2,104	$—	$2,104	100.0%

Restructuring expenses were $0.4 million and $2.1 million, respectively, for the three and nine months ended September 30, 2023. Restructuring costs are one of the elements of the Transformation Initiative. For the three months ended September 30, 2023, restructuring costs included employee-related costs of $0.3 million. For the nine months ended September 30, 2023, restructuring costs included employee-related costs of $1.0 million, contract termination costs of $0.9 million, and asset-related costs of $0.2 million. For further details on the Transformation Initiative, refer to Note 14, "Restructuring" included in these condensed consolidated financial statements.

Research and Development Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	$ change	% change	2023	2022	$ change	% change
(In thousands, except percentages)
Research and development	$1,584	$1,725	$(141)	(8.2)%	$4,638	$5,643	$(1,005)	(17.8)%

Research and development expenses were $1.6 million for the three months ended September 30, 2023, as compared to $1.7 million for the three months ended September 30, 2022.

Research and development expenses were $4.6 million for the nine months ended September 30, 2023, as compared to $5.6 million for the nine months ended September 30, 2022. The decrease of $1.0 million, or 17.8%, was primarily related to a decrease in research and development spend, as we realign resources to reflect the prioritization of higher-margin opportunities as part of our Transformation Initiative.

Interest and Other Income (Expense), Net

	For the three months ended September 30,			For the nine months ended September 30,
	2023	2022	$ change	2023	2022	$ change
(In thousands, except percentages)
Interest income (expense), net	$(27)	$140	$(167)	$(253)	$322	$(575)
Other income (expense), net	(44)	(169)	125	(16)	335	(351)
Interest and other income (expense), net	$(71)	$(29)	$(42)	$(269)	$657	$(926)

Interest and other income (expense), net was net expense of $71 thousand for the three months ended September 30, 2023, as compared to net expense of $29 thousand for the three months ended September 30, 2022.

Interest and other income (expense), net was net expense of $0.3 million for the nine months ended September 30, 2023, as compared to net income of $0.7 million for the nine months ended September 30, 2022. The decrease of $0.9 million was primarily due to $0.7 million of other income related to the recognition of taxes and interest to be refunded from the Nevada Department of Taxation legal settlement during the nine months ended September 30, 2022 and the write-off of unamortized debt issuance costs as we entered into the new 2023 Credit Facility.

Liquidity and Capital Resources

We have incurred net losses and net cash outflows from operating activities since our inception. As of September 30, 2023, we had $23.1 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our unaudited consolidated financial statements and long-term working capital and capital expenditure needs, given our plan to generate positive cash flow from operating activities from reducing our inventory, managing our working capital and achieving our Transformation Initiative. We also have availability under our 2023 Credit Facility which was not drawn as of September 30, 2023. Future capital requirements will depend on many factors, including our rate of revenue growth, gross margin and the level of expenditures in all areas of the Company. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a subfacility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by an availability block and certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three and nine months ended September 30, 2023, the commitment fee incurred was immaterial. As of September 30, 2023, there were $3.9 million outstanding letters of credit and $19.2 million available to be drawn upon.

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

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of September 30, 2023, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 6 "Credit Facilities" included in our condensed consolidated financial statements in Part I, Item 1 for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the nine months ended September 30,
(In thousands)	2023	2022
Net cash provided by (used in) operating activities	$9,431	$(50,669)
Net cash provided by investing activities	$4,095	$24,004
Net cash provided by (used in) financing activities	$60	$(39)

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

Net cash provided by operating activities of $9.4 million for the nine months ended September 30, 2023 was primarily due to net loss of $40.4 million, non-cash adjustments of $20.6 million and a net increase in cash related to changes in operating assets and liabilities of $29.2 million. Non-cash adjustments primarily consisted of stock-based compensation of $13.9 million, amortization of operating Right-of-Use ("ROU") assets of $4.7 million and depreciation and amortization of $2.0 million. Changes in cash flows related to operating assets and liabilities primarily consisted of cash provided by a $36.2 million decrease in inventory, a $7.5 million decrease in prepaid expenses and other assets and a $4.1 million decrease in accounts receivable due to improved collection efforts, offset by $13.9 million lower accounts payable and accrued expenses driven by lower inventory purchases due to our disciplined inventory management and a $5.7 million use of cash due to operating lease obligations in the nine months ended September 30, 2023.

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

Net cash provided by investing activities of $4.1 million for the nine months ended September 30, 2023 was primarily due to proceeds from maturities of short-term investments of $5.7 million, offset by purchases of property and equipment of $1.6 million.

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

Net cash provided by financing activities of $60 thousand for the nine months ended September 30, 2023 consisted of proceeds from the 2021 Employee Stock Purchase Plan (“2021 ESPP”), partially offset by principal payments of financing lease obligations.

Net cash used in financing activities of $39 thousand for the nine months ended September 30, 2022 primarily consisted of principal payments of financing lease obligations, partially offset by proceeds from stock option exercises and purchases under the 2021 ESPP.

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

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; (6) CEO and CFO transition expenses and (7) restructuring expenses in connection with the Transformation Initiative.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as CEO and CFO transition expenses and restructuring expenses in connection with the Transformation Initiative. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our net income (loss), revenue and other results stated in accordance with GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(8,098)	$(11,788)	$(40,381)	$(36,427)
Interest and other (income) expense, net	71	29	269	(657)
Income tax provision	35	20	75	60
Depreciation and amortization	681	639	2,021	2,025
Stock-based compensation(1)	3,707	3,900	13,892	11,360
Securities litigation expense	1,374	1,612	4,325	2,607
CEO and CFO transition expense(2)	808	—	2,085	—
Restructuring costs(3)	357	—	2,104	—
Payroll tax expense related to stock-based compensation	9	14	122	81
Adjusted EBITDA	$(1,056)	$(5,574)	$(15,488)	$(20,951)
__________________

(1)    Includes accelerated equity awards related to prior separation agreements of $0.5 million and $3.1 million with our former CEO and CFO during the three and nine months ended September 30, 2023, respectively. Additionally, includes extension of post-termination stock option exercise periods for certain former executives, resulting in stock-based compensation expense of $0.5 million during the three months ended September 30, 2023.
(2)    Includes sign-on bonus, relocation, legal, recruiting and separation costs.
(3)    See Note 14 “Restructuring” in our unaudited condensed consolidated financial statements for items included in restructuring expense.

Material Cash Requirements

As of September 30, 2023, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, apart from the material cash outlay of $4.0 million to $5.0 million expected in 2023 as part of our Transformation Initiative.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting estimates from those discussed in our Annual Report. Refer to Note 2, "Summary of Significant Accounting Policies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the adoption of Accounting Standard Codification 326 and related policy changes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended September 30, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•Increasing scrutiny and evolving expectations from stakeholders with respect to our environmental, social and governance (ESG) practices, performance, commitments and disclosures may impact our reputation, increase our costs and impact our access to capital.
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
•Pandemics or disease outbreaks, and overall macroeconomic trends have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.
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

•SEC regulations governing cybersecurity disclosure about risk management, strategy and governance and requirements for reporting of cybersecurity incidents may increase our compliance costs.
•International trade disputes and the U.S. government’s trade policy could adversely affect our business.
•Our business may be adversely affected if we are unable to provide our consumers with a technological platform that is able to respond and adapt to rapid changes in technology.

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

Our brand may also depend on the positive image and public popularity of Ms. Warren to maintain and increase brand recognition. Ms. Warren’s social media presence and approximately 50 million followers as of October 2023 across all of her social media channels combined represent a large social following and potential audience for our social media reach. Consumers may be drawn to our products because of her involvement with us. If Ms. Warren’s image, reputation or popularity is materially and adversely affected, this could negatively affect the marketability and sales of our products and could have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees, including Carla Vernón, who became our Chief Executive Officer effective January 9, 2023. The market for such positions is competitive. Qualified individuals, like Ms. Vernón with her extensive experience in CPG and with founder-built businesses, are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, results of operations and prospects could be adversely affected.

If we are unable to maintain listing of our securities on the Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If we fail to satisfy the continued listing requirements of Nasdaq, such as the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock.

For example, if at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Capital Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. On October 27, 2023, the closing price of our common stock was $1.11 per share.

If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq, each of which could materially adversely affect our stockholders.

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

New government regulations could also result in new or more stringent forms of ESG oversight and expanded disclosure. The SEC proposed climate-change related disclosure rules that, if adopted, would require significant disclosure regarding GHG emissions and would require significant time and expense to collect and prepare the information which may need to be gathered to satisfy such new disclosure requirements and any regulatory requirements for independent attestation as to such disclosures. In addition, the Company may become subject to climate or other ESG reporting regulations in jurisdictions such as California or the European Union, or may be subject to pressure from customers, investors, and other stakeholders to provide ESG-related data or adopt certain ESG policies, which may impose additional financial and administrative burdens. In addition, our climate or other ESG claims or goals could result in additional disclosure obligations under regulations in California or other jurisdictions, or expose the Company to regulatory, customer, or other stakeholder scrutiny. Further, the voluntary disclosure standards or frameworks we choose to align with are evolving and may change over time and our interpretation of such disclosure standards and frameworks may differ from those of others, either of which may result in a lack of consistent or meaningful comparative data from period to period and/or significant revisions to our goals and aspirations or reported progress in achieving such goals and aspirations.

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

10.1	Employment Agreement, dated August 31, 2023, by and between the Company and Dave Loretta.
10.2	Separation Agreement and Release of Claims, dated September 29, 2023, by and between the Company and Kelly Kennedy.
10.3	Amendment Twenty-Six to the Logistics Services Agreement, dated as of August 31, 2023 by and between the Company and Geodis Logistics, LLC
10.4	Amendment Twenty-Seven to the Logistics Services Agreement, dated as of October 26, 2023 by and between the Company and Geodis Logistics, LLC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The Honest Company, Inc.
Date: November 8, 2023	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 8, 2023	By:	/s/ David Loretta
David Loretta Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)