Form 10-K
period 2023-12-31
Honest Company, Inc.
filed 2024-03-08
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Securities registered pursuant to section 12(g) of the Act: _____________Common Shares____________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of common stock on the Nasdaq Global Select Market on June 30, 2023, was approximately $111,687,173.

As of March 4, 2024, the registrant had 95,892,996 shares of common stock, $0.0001 par value per outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

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
•our strategic initiatives and priorities, including our Transformation Initiative pillars of Brand Maximization, Margin Enhancement, and Operating Discipline ;
•our ability to achieve or sustain our profitability;
•our ability to offset the high inflationary environment, including commodity prices, labor costs, input cost and transportation cost inflation;
•our ability to execute our strategy to deliver sustained long-term growth and profitability, including as part of the Transformation Initiative;
•the effect of macroeconomic factors, such as public health crises, supply chain disruptions and inflation on our business and the global economy, including our costs and expenses;
•economic conditions, including a potential recession and inflationary pressures and their impact on consumer spending, inventory management by customers and our operating results;
•expectations regarding consumer demand and the timing and amount of orders from key customers;
•our continued revenue growth and margin improvement;
•our ability to effectively manage our growth;
•the costs and success of our marketing efforts, our focus on building a purpose-driven brand with deep connection to the community of shoppers we serve and our ability to maintain, protect and enhance our brand;
•our ability to maintain and increase consumer awareness, increase market share in our product categories, or promote new products;
•our investments in innovation and digital capabilities to fuel growth and our ability to innovate on new ways to reach and connect with our community;
•our belief that consumers’ need for clean products will continue to grow and that we are well-positioned to continue to take market share from legacy brands;
•our ability to acquire new consumers and successfully retain existing consumers, including their level of spend with us;
•our expansion with retail and digital customers;
•our ability to retain new distribution partners;
•our ability to bring new products to market or to successfully enter new markets;
•our commitment to bringing our Honest Standard, as further described herein, to new products and new categories where we believe there is a need for a higher standard for clean personal care;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our practices, commitments and performance related to environmental, social and governance (ESG) matters;
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
•the growth rates of the markets in which we compete; and
•our mission to challenge ingredients, ideals, and industries so people can protect more of what they love.

Risk Factors Summary

Investing in our common stock involves substantial risks. The risks described in the section titled “Risk Factors” may cause us to not realize the full benefits of our strengths or to be unable to successfully execute all or part of our strategy. Some of the more significant risks include the following:
•Our past growth may not be indicative of our future growth and we may not be able to effectively manage our future growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.
•Our quarterly operating results may fluctuate, which could cause our stock price to decline.
•Our future success depends, in part, on our ability to achieve our long-term strategy.
•Consolidation of retail customers, the loss of a significant retail or third-party ecommerce customer or a significant change in such customers' historical purchasing patterns has in the past and could in the future negatively impact our sales and ability to achieve or maintain profitability.
•We may not be able to compete successfully in our highly competitive market.
•If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.
•We are increasingly dependent on information technology and our ability to process data in order to operate and sell our products, and if we (or our third parties) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; interruptions in our ability to provide our goods and services exposure to liability; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
•Pandemics or disease outbreaks and overall macroeconomic trends have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.
•Our strategic initiatives, including as part of the Transformation Initiative, to reduce our costs could have long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the operational or financial benefits from such actions.
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
•Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our founder and Chief Creative Officer, Jessica Warren and her name and Likeness Agreement, and our Chief Executive Officer, Carla Vernón.
•We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
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
•Increasing scrutiny and evolving expectations from stakeholders with respect to our ESG practices, performance, commitments and disclosures may impact our reputation, increase our costs and impact our access to capital.
•International trade disputes and the U.S. government’s trade policy could adversely affect our business.

PART I
Item 1. Business
Overview Of Business

The Honest Company (the "Company," which may also be referred to as “we,” “us” or “our”) is a personal care company dedicated to creating clean- and sustainably-designed products. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop through our Retail and Digital channels. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offering, deep digital-first connection with consumers and omnichannel accessibility.

Our Products and Product Categories

Our Chief Executive Officer, as the chief operating decision maker, organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. Our three product categories are Diapers and Wipes, Skin and Personal Care and Household and Wellness, which represented 63%, 26%, and 11% of our 2023 revenue, respectively.

•    Diapers and Wipes. Primary components of our diapers include responsibly sourced, plant-based fluff pulp and other plant-derived materials. Our diapers have an extensive modern and efficient design that uses less material. Our Clean ConsciousTM wipes are compostable and plant-based, made with over 99% water and gentle on sensitive skin.

•Skin and Personal Care. We use clean and safe ingredients, including many naturally-derived ingredients that, most-importantly, are effective. We have an extensive line of bath, body, skincare and beauty products designed for a range of skin types and concerns, many of which are certified by trusted experts and institutions, including the National Eczema Association. Our products are formulated to perform and our ingredients and formulas are toxicologist-audited for potential health concerns. For example, our award-winning(1) Daily Green Juice Antioxidant Super Serum is made without harmful parabens or paraffin, synthetic fragrances, cyclomethicone or mineral oil and is formulated to improve the appearance of uneven skin tone and help your skin feel hydrated for a healthy glow.

•Household and Wellness. We offer clean products that are designed to be safe for the whole family without compromising efficacy. Some of the category products include baby clothing(2) made with organic cotton, pre and post natal vitamins, wellness supplements, sanitizing wipes, and hand sanitizer made with plant-based ingredients.
___________________
(1) Allure's 2023 "Best of Beauty" award winner in the "Clean Beauty" category.
(2) Our "Holiday Fam Jams" were voted one of "Oprah's Favorite Things" in 2023.

Our Integrated Omnichannel Presence

Since our launch, we have built a well-integrated omnichannel presence by expanding our product accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively, as well as distribution with several other retailers nationwide. This business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

•    Digital Channel. In 2023, we generated 49% of revenue through our Digital channel, which includes our flagship digital platform, Honest.com, and third-party pureplay ecommerce sites. Through Honest.com, we are able to establish a direct relationship with our consumers, to more effectively influence brand experience and better understand consumer preferences and behavior. Our website showcases the entirety of our product portfolio, offers exclusive products and services including our subscription service, houses branded content featured on product detail pages and our blog, and facilitates new product feedback. In addition to shopping our products a la carte, consumers have the option to subscribe to our popular Diapers and Wipes bundle subscription. In 2023, 19% of our revenue was generated from Honest.com.

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

•    Retail Channel. In 2023, we generated 51% of revenue through our Retail channel via strategic partnerships with leading omnichannel retailers that sell our products through brick and mortar stores and often on their own websites as well. Our retail partnerships expand brand awareness and product accessibility, creating meaningful marketing efficiencies as we continue to scale. Additionally, these partnerships support our differentiated value proposition by making our products conveniently accessible in the many places where our consumer shops. As of December 31, 2023, our products can be found in approximately 51,000 retail locations across the United States and Canada.

All-commodity volume ("ACV") is the measurement of a product’s distribution weighted by the overall dollar retail sales attributable to the retail location distributing such product; a retail location would be counted as having sold the product or product group if at least one unit of the product was scanned for sale within the relevant time period. This metric provides a measurement of retail penetration that takes into account the importance of selling through retail locations with higher overall retail sales volumes, and as a result we believe that our competitors generally use the same measurement. For the 13-weeks ended December 31, 2023, in total we had approximately 83 points ACV in national multi-outlet stores, as compared with 72 points in the year ago period, primarily driven by new distribution and growth at one of our key retailers.

Below is our ACV weighted distribution for the 13-week period ended:
Our Growth Strategy

The core of our marketing strategy is focused on building a purpose driven brand with deep connection to the community of shoppers we serve. We take a modern marketing approach and are constantly innovating on new ways to reach and connect with our community. We believe this includes a best-in-class social media strategy, a deep creator/ influencer network, and a highly strategic approach to paid media.

We are committed to bringing our Honest Standard, as further described below, to new products and new categories where we believe there is a need for a higher standard for clean personal care. We reach our consumers through a strategic omnichannel approach across complementary Digital and Retail channels to maximize consumers’ connection, experience and access to our brand. In 2023, Target, Amazon and Walmart accounted for approximately 31%, 30% and 7% of our total revenue, respectively. We are enhancing our technology to allow digital orders to be delivered to customers faster and providing content and community digital offerings to take advantage of our subscriptions program. Our integrated omnichannel approach provides a meaningful benefit to our consumers who can shop our brand however they want, engendering further “stickiness” and loyalty. Our omnichannel approach seeks to meet consumers however they want to shop, balancing deep consumer connection with broad convenience and accessibility.

In 2023, we executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. Throughout 2023, we made meaningful progress across our Transformation Initiative pillars of Brand Maximization, Margin Enhancement, and Operating Discipline, including delivering cost savings throughout our supply chain, reducing marketing spend on low-return campaigns, emphasizing best-selling items, and exiting the Asian, European, and portions of our sanitization business, while building a culture that emphasizes executional excellence and discipline. In addition, we continued our improved working capital position, including our discipline in inventory management and we executed price increases across a large portion of our portfolio that supports Brand Maximization, recognizing the value Honest provides consumers.

In fiscal year 2024, we expect to steadily improve our operating results by expanding gross margin, leveraging operating expenses and generating positive Adjusted EBITDA. Our updated strategic plan is grounded in our Transformation Initiative Pillars, which set the building blocks for long-term value creation. Beyond 2024, the Company expects to realize revenue growth of 4% to 6% annually and continued Adjusted EBITDA margin expansion.

Supply Chain and Operations

We manage a global supply chain of highly qualified, third-party suppliers, including materials, components, manufacturing and logistics partners to produce and distribute our products. We look to identify and work with partners who share our commitment to quality, current Good Manufacturing Practices ("cGMPs"), clean ingredients in partnership with our Honest Standard, sustainability, and design. We conduct quality audits of our third-party partners and require that they follow our high standards of quality, including controlled documentation, cleaning and safety protocols, and laboratory controls. Our third-party partners are located in various locations including the United States, Mexico and China. Our supply chain team manages these relationships and processes and, with the support of our innovation team, researches materials, components and equipment, approves and manages purchasing plans, and oversees product fulfillment.

The primary raw materials and components of our products include responsibly sourced, plant-based fluff pulp in our diapers and plant-based substrate in our baby wipes, among other materials. Just as important as what goes into our products, we actively work with suppliers to avoid certain materials, including parabens, paraffins, synthetic fragrances, and mineral oil, that don’t meet our standards but are commonly used by mainstream brands.

Our distribution network includes two warehouses in Nevada and Pennsylvania, respectively, with retail and direct-to-consumer (“DTC”) fulfillment capabilities and value-added services operated by National Distribution Centers, LLC, or NFI, and GEODIS Logistics LLC, or GEODIS, respectively. The warehouse in Las Vegas is a state-of-the-art facility leased by Honest with a focus on automated large scale DTC fulfillment. We manage inventory by forecasting demand tied to consumption and marketing campaigns, as well as analyzing product sell-through, and analyzing our supply chain to ensure sufficient capacity to support demand. As a result of global pandemics or other macroeconomic trends, we and our distribution partners have in the past experienced and may in the future experience some supply-related disruptions to the operations of our fulfillment centers.

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

•    Skin and Personal Care. Select competitors include Kenvue Inc. (maker of Johnson’s Baby and Aveeno), The Clorox Company (parent company of Burt’s Bees, Inc.), Unilever PLC (maker of Shea Moisture), LVMH Moët Hennessy Louis Vuitton (maker of Benefit Cosmetics LLC), Estée Lauder Inc., L’Oréal S.A. and Pacifica Beauty LLC.

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

Our Industry

Our product-level revenue growth in 2023 significantly outpaced the category in wipes, diapers and baby personal care. Based on independent third-party consumption data for the 52 weeks ended December 31, 2023, the dollar amount of sales of the clean and natural products of Honest wipes, diaper and baby personal care grew 39%, 23% and 19%, respectively, significantly outpacing the products in the industry as a whole which grew in wipes, diapers and baby personal care of 6%, 4% and 3%, respectively.

We believe that consumers' need for clean products will continue to grow in years to come and as consumers become more knowledgeable about clean credentials and our Honest Standard. We believe that certain historical leading brands that have produced products in these categories for decades generally focus on single categories and offer products made with conventional ingredients that are less aligned with increasing consumer preference for clean and natural solutions. We believe that given consumers’ growing focus on their health and wellness, reducing waste and promoting social impact, we are well-positioned to continue to take market share from these legacy brands.

Our Purpose-Driven Organization

We are a personal care company on a mission to challenge ingredients, ideals, and industries so people can protect more of what they love. We decided the rules for mass personal care were outdated, so we made our own. We call this “The Honest Standard” and it drives our standard for quality across the three dimensions below. Our ingredients, ideals and industries drive our Environmental, Social, Governance ("ESG") strategy.

The Nominating and Corporate Governance Committee is responsible for overseeing management of risk related to our ESG practices, including risks related to our operations and our supply chain. In 2022, we also formed an ESG Council which comprises certain executive management and various cross-functional leaders across the organization that share oversight of ESG matters. This year, we plan to publish our first Corporate Social Responsibility report for the 2022-2023 period, which will be available on our investor relations website.

INGREDIENTS

We believe that consumers should never have to worry about the safety of the products they bring into their home. That’s why we rigorously test and research every product.

We maintain a NO List™ of over 3,500 chemicals and materials we will not formulate with, including parabens, sulfate surfactants, phthalates, formaldehyde donors and synthetic fragrances. We have an in-house Toxicologist and an Eco-toxicologist with in-depth audit protocols. We review each formula for potential chemical hazards, dose-response, and anticipated exposure to ensure our products are safe not only for single use, but over the consumer’s lifetime.

Our in-house R&D team selects ingredients with care. For example, we prioritize naturally-derived resources over synthetic, petroleum-derived ingredients in our product formulas and designs. The alcohol used in our alcohol wipes and hand sanitizer spray is plant-derived and our fragrances are naturally derived, never synthetic. Primary components of our diapers are made with responsibly sourced, plant-based fluff pulp and backsheet, and other plant-derived materials. Our Honest Baby Clothing® is made with organic cotton.

We meet the requirements of many independent organizations or certification authorities for several of our products. This includes the USDA's, National Organic Program, the USDA’s BioPreferred® Program for biobased content, the National Eczema Association’s Seal of Acceptance, Environmental Working Group ("EWG") Verified™, the U.S. EPA’s Safer Choice Program, Green Seal®, the NSF/ANSI 305 standards set by Quality Assurance International and the Global Organic Textile Standard for organic cotton in our Honest Baby Clothing and bedding. We have over 100 EWG Verified™ SKUs across the organization, which are products that do not include EWG's chemicals of concern while also meeting their strict health-based guidelines.

We conduct quality audits of our third-party manufacturing partners. We require our third-party manufacturers to commit to follow our high standards of controlled documentation, cleaning and safety protocols, and laboratory controls.

We partner with trusted science-based industry groups driving change in green chemistry. In 2022, we announced our Co-Design Partnership with ChemFORWARD, a nonprofit value chain collaboration increasing access to data on chemical hazards and safer alternatives. We are also members of the Green Chemistry & Commerce Council (GC3), a multi-stakeholder collaboration driving for commercial adoption of green chemistry by forging meaningful connections across the supply and value chain.

IDEALS

We believe that every day is an opportunity to reinvent and break the mold in ways that serve the human spirit.

As a company founded by a woman of color, we have always been passionate about ensuring a diverse and inclusive workforce that reflects our consumers and the communities we serve. Our Chief Executive Officer is one of the only Afro-Latina Chief Executive Officers at a U.S. publicly traded company, bringing a new era of leadership that reflects the diversity of Honest’s consumers. We are proud to say that as of December 31, 2023, people of color represented more than half of our workforce, and women represented approximately 65% and 60% of our workforce and leadership, which includes director level and above, respectively. As of December 31, 2023, we had a total of 176 full-time employees, as well as a limited number of temporary employees and consultants.

We seek to breakdown old standards of what “parenthood” and “beauty” should be, with a commitment to support diversity in how these standards come to life in our marketing.

We currently have five Employee Resource Groups ("ERGs"): Women Excelling in Leadership and Living (W.E.L.L), Black Leadership, Allies & Community (B.L.A.C), Honest Orgulloso Latine & Allies (H.O.L.A), Honest Asian-American Pacific Islanders (H.A.A.P.I) and P.R.I.D.E. Collective (Provide a Respectful, Inclusive, and Diverse Environment for the LGBTQIA+ community within and surrounding the Honest Company). W.E.L.L was the first ERG created to support the personal and professional development of women at Honest. B.L.A.C was created in 2020 to lift, engage and empower Black voices within The Honest Company and across the community. H.A.A.P.I was launched in 2021 to create a supportive and inclusive community for Asian Americans and Pacific Islanders and allies. H.O.L.A and P.R.I.D.E. Collective were launched in 2023 to uplift and support an inclusive community that promotes diversity, professional development and cultural awareness. Each ERG has an executive sponsor.

Community Impact is also very important to us. We work closely with our charity partners, including Baby2Baby, to help provide children and families around the world with the basic essentials and resources they need to live healthy lives. Since the start of our relationship with Baby2Baby and other partners in 2012, we have donated more than 30 million family personal care, feminine care, clean beauty products and other essentials to those in need and our compassionate team has volunteered over 20,000 hours giving back to our communities and providing disaster relief. Our partnership with March of Dimes helps fund research, advocacy and service programs addressing maternal and infant mortality with critical healthcare and support. The partnership will also fund the creation of new advocacy content about environmental justice for moms and babies, helping further spread the important work this organization has set out to do. Through this partnership, in 2023 we have donated more than $0.7 million, reaching more than an estimated 1.2 million mothers with health education and programs to support the organization, including its new Mom and Baby Action Network.

As a values-driven organization, we take a holistic approach to caring for our employees, with benefits and programs designed to support physical, mental, emotional and financial well-being. We offer a competitive compensation and benefits program, and our award-winning learning and development program, Honest University, delivers opportunities for all employees to grow and develop personally, professionally and financially. Our corporate social responsibility efforts provide opportunities for employees to give back to communities in need through volunteerism, donation matching and paid volunteer time off. The Honest Company supports employees’ emotional well-being through our partnership with Thrive Global which offers employees many resources to promote emotional well-being. Additionally, we provide an Employee Assistance Program (EAP) at no cost to employees to support emotional health and a fitness reimbursement through Global Fit Rewards to encourage a healthy lifestyle for Honest employees.

INDUSTRIES

We believe small changes in the right direction start ripple effects that have the potential to change entire industries and how products are made.

Our commitment to environmental mindfulness shows up through our product development, packaging processes and in many parts of our business on a daily basis. For example, the cartons used in our baby personal care line are environmentally-friendly, Forest Stewardship Council ("FSC")-certified, and made from 100% recycled, PCW (pre/post consumer waste) materials. We have transitioned our Honest.com shipping cartons to 100% PCR cardboard. 100% of our baby personal care and household cleaning bottles are recyclable or include recycled materials and we are regularly looking to increase the amount of post-consumer resin in our components. Our diapers feature an innovative design that uses less material.

We strive to lessen our environmental footprint—minimizing our impact by offsetting carbon emissions and working to responsibly source materials and packaging. In 2020, we entered into an agreement to participate in a carbon offset program to reduce greenhouse gas emissions resulting from our domestic Honest.com shipments. We also have made a commitment to a 42% reduction in scope 1 and scope 2 emissions for all Honest operated facilities by 2030.

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

Our cosmetic, over-the-counter drugs, food (vitamins/dietary supplements) and cleaning products are subject to regulation by the Food and Drug Administration, or the FDA. Under the Federal Food, Drug and Cosmetic Act, or the FDCA, cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. The labeling of cosmetic products is also subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA, however certain ingredients, such as color additives, must be pre-authorized. If safety of the products or ingredients has not been adequately substantiated, a specific warning label is required. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false nor misleading labeling and that they are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, we may be required by a regulatory authority or we may independently decide to conduct a recall or market withdrawal of our product or to make changes to our manufacturing processes or product formulations or labels. In addition, the Modernization of Cosmetics Regulation Act ("MoCRA"), enacted in December 2022, expanded the FDA’s regulatory authority over cosmetic products, including by providing the FDA with new mandatory recall authority over cosmetics and by requiring the registration of cosmetic manufacturing facilities, the reporting of certain adverse events, the issuance of cGMP requirements and the establishment of safety substantiation requirements. The registration and listing requirements became applicable on December 29, 2023, although the FDA has announced its intention not to enforce the registration and listing requirements until July 1, 2024 in order to provide regulated industry additional time to comply with those requirements. The cGMP regulations under MoCRA are to be proposed by December 29, 2024.

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

In addition, the FTC regulates the use of endorsements and testimonials in advertising as well as relationships between advertisers and social media influencers pursuant to principles described in the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or the Endorsement Guides. The Endorsement Guides provide that an endorsement must reflect the honest opinion of the endorser and cannot be used to make a claim about a product that the product’s marketer couldn’t itself legally make. They also say that if there is a connection between an endorser and the marketer that consumers would not expect and it would affect how consumers evaluate the endorsement, that connection should be disclosed. Another principle in the Endorsement Guides applies to ads that feature endorsements from people who achieved exceptional, or even above average, results from using a product. If the advertiser doesn’t have proof that the endorser’s experience represents what people will generally achieve using the product as described in the ad, then an ad featuring that endorser must make clear to the audience what results they can generally expect to achieve and the advertiser must have a reasonable basis for its representations regarding those generally expected results. Although the Endorsement Guides are advisory in nature and do not operate directly with the force of law, they provide guidance about what the FTC staff generally believes the Federal Trade Commission Act, or FTC Act, requires in the context using of endorsements and testimonials in advertising and any practices inconsistent with the Endorsement Guides can result in violations of the FTC Act’s prohibition against unfair and deceptive practices.

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

We are also subject to a number of data privacy and security obligations, including U.S. federal, state, local and foreign laws, regulations guidance, and industry standards related to data privacy, security, and protection that affect companies conducting business on the Internet, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, automatically renewing product subscriptions, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. Among other laws and regulations, we are subject to federal, state, local and international laws regarding privacy and protection of people’s data. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Data privacy and security laws impose significant and complex compliance obligations on entities that are subject to those laws. The General Data Protection Regulation (GDPR) and California Consumer Privacy Act (CCPA) are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. The EU GDPR applies to any company established in the European Economic Area (EEA) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

In the United States, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), that went into effect on January 1, 2023, expands the CCPA. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establishes restrictions on personal data retention, expands the types of data breaches that are subject to the CCPA’s private right of action, and establishes a new California Privacy Protection Agency to implement and enforce the new law. Comprehensive privacy legislation has also been enacted in four other states, imposing similar compliance obligations. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy and data protection which could affect us. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business. See the section titled “Risk Factors – Risks Related to Legal and Governmental Regulation” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

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

We have one patent issued in the United States. Our issued patent will expire in April 2037. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

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
•maintain quality control over our product offerings; and
•effectively implement our business strategies.

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

These investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in any new category.

In addition, to support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. For example, in January 2023, we hired a new Chief Executive Officer, in May 2023 we hired a Chief Growth Officer, a newly created role, and in September 2023, we hired a new Chief Financial Officer. We face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. In the past few years we have also seen heightened demand for labor and escalating labor prices in the market. The risks associated with a rapidly growing workforce will be particularly acute as we expand into new product categories. Additionally, we may not be able to hire new employees quickly enough to meet our needs or retain our existing employees in the face of competitive hiring trends. If we fail to effectively manage our hiring needs, successfully integrate new hires or retain existing employees, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in revenue due to consumer and customer demand, including as a result of adverse economic and market conditions driven by the challenging macroeconomic environment, the seasonality of market transactions and fluctuations in sales through our Retail and Digital channels and inflationary pressures;
•inflation in key input costs, including transportation, labor and warehouse costs;
•increased costs of the components and raw materials that go into making our products;

•the amount and timing of our operating expenses;
•our success in attracting new and maintaining relationships with existing retail and ecommerce partners, as well as any price concessions they may demand or promotional activities they participate in;
•our success in executing on our strategy and the impact of any changes in our strategy;
•the timing and success of product launches, including new products that we may introduce;
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

Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by inflation and other macroeconomic factors and consumer and customer spending patterns. Fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

Our quarterly operating results have varied in the past and we believe that they will continue to vary in the future and that period-to-period comparisons of our operating results may not be meaningful. Any seasonal effects may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.

Our future success depends, in part, on our ability to achieve our long-term strategy.

Achieving our long-term strategy will require investment in new capabilities, employees, products, distribution channels, supply chain facilities and technologies. These investments may result in short-term costs without any current sales and, therefore, may be dilutive to our earnings. In addition, we have in the past and may in the future dispose of or discontinue select products or streamline operations and incur costs or restructuring and other charges in doing so. For example, during the year ended December 31, 2023 we exited certain retail and online stores in unprofitable geographical locations, in Asia and Europe, and we incurred restructuring costs in connection with the Transformation Initiative of approximately $2.2 million. We are currently working on updating our strategic focus, which could impact our business and results of operations. Although we believe that our updated strategy will lead to long-term growth in sales and profitability, we may not realize the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in our industry and the other risks described herein, could have an adverse effect on our business, financial condition, results of operations and prospects.

Consolidation of retail customers, the loss of a significant retail or third-party ecommerce customer or a significant change in such customer's historical purchasing patterns has in the past and could in the future negatively impact our sales and ability to achieve or maintain profitability.

Our omnichannel strategy includes selling our products through third-party ecommerce and retail customers (including their websites), which have been undergoing consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, demand higher levels of marketing and promotional support, operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which has in the past and could in the future negatively impact our business.

In 2023, we generated 51% and 49% of our total revenue from retail customers (including their websites) and Digital channels, respectively. In 2023, Target, Amazon and Walmart accounted for approximately 31%, 30% and 7% of our total revenue, respectively. We sell products to Target, Amazon and Walmart under each of their standard vendor agreements. Our vendor agreements with Target, Amazon and Walmart do not include a term or duration as sales under each vendor agreement are generally made on a purchase order basis. Our vendor agreement with Amazon provides that either party may terminate the agreement with 60 days’ prior written notice, provided that we are required to fulfill any purchase orders that we accept before the effective date of termination and our vendor agreement with Walmart provides that either party may terminate the agreement with 30 days’ prior written notice. Our vendor agreement with Target does not include any termination provisions. The loss of Target, Amazon and Walmart or any other large customer, the reduction of purchasing levels or the cancellation of any business from Target, Amazon or Walmart or any other large customer for an extended length of time could negatively impact our sales and ability to achieve or maintain profitability. For example, in 2022, Amazon held fewer weeks of inventory supply on hand, which impacted the consumer experience and ultimate consumption, and has and could in the future negatively impact our results of operations.

Third-party ecommerce or retail customers may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. For example, a few of our retail customers filed for bankruptcy over the last year, which has impacted the timing of payment, the ability for us to collect amounts due to us and impacted our gross margin due to markdowns. Despite operating in different channel categories, our third-party ecommerce and retail customers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, third-party ecommerce or retail customers may take actions that negatively affect us. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant third-party ecommerce or retail customers, such as a change in quantity or number of SKUs purchased, store placement of our products, or amount of shelf space.

We may be unable to accurately forecast revenue, gross margin or operating expenses and appropriately plan our expenses in the future.

Revenue and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive across our various channels, all of which are uncertain. Forecasts have been and may continue to be particularly challenging in the current macroeconomic environment, in particular as we implemented margin-enhancing and cost-cutting programs as part of our Transformation Initiative in 2023 and may in the future implement similar programs. We base our expense levels and investment plans on our estimates of revenue and gross margin. We cannot be sure prior growth rates and trends are meaningful predictors of future growth. For example, in the third quarter of 2022, some of our digital and retail customers reduced inventory on hand and changed their fulfillment schedules, which negatively impacted our fulfillment operations in 2022. If our assumptions prove to be wrong, we may generate lower revenue or gross margin than anticipated or may spend more than we anticipate acquiring and retaining consumers either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Select competitors in the Diapers and Wipes market include Kimberly-Clark Corporation (maker of Huggies), Procter & Gamble Company (maker of Pampers, Pampers Pure and Luvs), WaterWipes UC and private label brands. Select competitors in the Skin and Personal Care market include Kenvue Inc. (maker of Johnson’s Baby and Aveeno), The Clorox Company (parent company of Burt’s Bees, Inc.), Unilever PLC (maker of Shea Moisture), LVMH Moët Hennessy Louis Vuitton (maker of Benefit Cosmetics LLC), Estée Lauder Inc., L’Oréal S.A. and Pacifica Beauty LLC. Select competitors in the Household and Wellness market include Carters, Inc., The Clorox Company, Reckitt Benckiser Group plc (maker of Lysol) and Unilever PLC (maker of Seventh Generation products). Many of these competitors have substantially greater financial and other resources than us and some of whose products are well accepted in the marketplace today. Many also have longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the ecommerce or retail channels where we compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do. As a result, these competitors may be able to offer comparable or substitute products to consumers at similar or lower costs. This could put pressure on us to lower our prices, resulting in lower revenue and margins or cause us to lose market share even if we lower prices.

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

Further, competitors with substantially greater operations and resources than us may be less affected by the current macroeconomic conditions. Current macroeconomic conditions, such as inflation, increasing interest rates, the health of the U.S. consumer (such as increasing debt and delinquency rates and resumption of student loan repayments), geopolitical events, disruptions in access to bank deposits and lending commitments due to bank failures, increase the risk of a potential recession and can negatively impact consumer discretionary spend for our products. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which, the current macroeconomic conditions may disrupt our operations, or our suppliers’ operations, or if we will be required to implement other changes, such as further price increases or cost savings initiatives, in addition to the ones already implemented in 2023. Any significant disruption resulting from global pandemics or similar events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until we would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results, which would adversely affect our business, financial condition, results of operations and prospects. A prolonged disruption of our business could also damage our reputation and brand strength.

If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.

Our success, and our ability to increase revenue and achieve profitability, depend in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our products. Our diaper business is also a strategic consumer acquisition tool that fuels growth for baby wipes, personal care, Honest Baby Clothing® and other products. While we intend to continue to invest significantly in sales and marketing to educate consumers about our brand, our values and our products, there is no assurance that these efforts will generate further demand for our products or expand our consumer base. Our ability to attract new consumers and retain our existing consumers will depend on, among other items, the perceived value and quality of our products, consumer demand for clean, sustainable, thoughtfully designed and effective products at a premium price, competitive offerings, the elasticity of our price increases, our ability to offer new and relevant products and the effectiveness of our marketing efforts. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner. If we are unable to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged, our business, financial condition, results of operations and prospects could be adversely affected.

Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. Our retail and ecommerce competitors continue to aggressively market their private label or competitive products, which could reduce demand for our products. The expansion of our business also depends on our ability to increase sales through ecommerce channels and increase breadth and depth of distribution at retail customers. Any growth within our existing distribution channels may also affect our existing consumer relationships and present additional challenges, including those related to pricing strategies. For example throughout 2023, we rolled-out mid-single digit price increases across approximately two-thirds of our product portfolio, including in Diapers and Wipes and Skin and Personal Care categories which has in 2023 and may in the future negatively impact consumer demand. We plan to take additional price increases in the future as needed to offset input cost inflation. Our direct connections to our consumers may become more limited as we expand our non-DTC channels. Further in 2023, we exited distribution in low-margin channels which negatively impacted Skin and Personal Care revenue. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities, and these expenditures are subject to risks, including risks related to consumer acceptance of our efforts. Our failure to obtain new consumers, or expand our business with existing consumers, could have an adverse effect on our business, financial condition, results of operations and prospects.

We also use paid and non-paid advertising. Our paid advertising may include search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Our paid advertising significantly increased the past few years due to industry-wide increases in advertising pricing, which impacted our ability to cost-effectively drive traffic to Honest.com and our digital customers. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We drive a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results.

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

Pandemics or disease outbreaks and overall macroeconomic trends have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.

Pandemics or disease outbreaks have impacted our business, financial condition, results of operations and prospects, in particular due to the negative impact from supply chain disruptions, increasing commodity costs and shifting consumer demand. The impact of overall macroeconomic trends on any of our suppliers, manufacturers, retail or ecommerce customers or transportation or logistics providers has and may continue to negatively affect the price and availability of our raw materials and products and impact our supply chain. If the disruptions caused by overall macroeconomic trends continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. The conditions caused by macroeconomic conditions may negatively impact collections of accounts receivable (including as a result of retail customer bankruptcies), result in reduced orders from retail or digital partners or cause some of our retail customers to go out of business, all of which could adversely affect our business, financial condition, results of operations and prospects. For example, a few of our retail customers filed for bankruptcy over the last year, which has impacted the timing of payment, the ability for us to collect amounts due to us and impacted our gross margin due to markdowns.

In addition, any depression or recession resulting from macroeconomic factors could change customer and consumer behavior and demand, including with respect to our products, which could have an adverse effect on our business, financial condition, results of operations and prospects. For example, economic conditions, including inflationary pressures such as price increases in commodity prices, labor costs, input costs and transportation costs have impacted our gross margin and could impact consumer spending decisions to choose lower priced products, particularly as a result of our price increases implemented in 2022 and 2023 intended to offset these input costs. We may not be able to increase our prices or productivity sufficiently enough to offset these costs. For example, as part of our Transformation Initiative, we exited low-margin elements of the cleaning and sanitization business as the demand for sanitizing and disinfecting products declined significantly after the COVID-19 pandemic. The current macroeconomic conditions, such as inflation, increasing interest rates, geopolitical events and recent and potential future disruption in access to bank deposits and lending commitments due to bank failures, increase the risk of a potential recession and these macroeconomic conditions can negatively impact consumer discretionary spend for our products.

Our strategic initiatives, including as part of the Transformation Initiative, to reduce our costs could have long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the operational or financial benefits from such actions.

In 2023, we executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. This Transformation Initiative and the timing and success of such efforts are subject to many risks and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; meet certain revenue and operating expense targets; and monetize inventory and manage working capital. We may not be successful in realizing our anticipated savings and efficiencies, including as a result of factors beyond our control. In addition, any changes we make to reduce our cost structure, including changes to our products, formulations, or packaging, may result in reduced consumer demand for our products and increased carrying costs. Our future financial performance will depend, in part, on our ability to effectively manage any future growth or restructuring, as applicable. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from the Transformation Initiative due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the anticipated savings and efficiencies of our strategic initiatives, or if they result in unintended consequences, then our operating and financial results would be adversely affected and could differ materially from our expectations.

Additionally, the Transformation Initiative has resulted in the loss of institutional knowledge and expertise, as well as the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operations. These effects could have a material adverse effect on our ability to execute on our updated business model. There can be no assurance that we will be successful in executing the Transformation Initiative. The Transformation Initiative may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees, adverse effects on employee morale, diversion of management attention, and adverse effects on our reputation as an employer. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.

If we fail to manage our inventory effectively, our business, results of operations, financial condition and liquidity may be materially and adversely affected.

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for various products to make purchase decisions and to manage our inventory. Demand for products, however, can change significantly between the time inventory or package components are ordered and the date of sale. Demand may be affected by new product launches of our competitors, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, unseasonable weather conditions, weakening of economic conditions or consumer or customer confidence in future economic conditions, our failure to accurately forecast acceptance for our new products or our consumers not purchasing products in the quantities that we expect and unanticipated changes in general market conditions or other factors. It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party manufacturers and suppliers, we may be subject to a heightened risk of inventory obsolescence, a shortage of product to deliver to our consumers and customers, a decline in inventory values, and significant inventory write-downs or write-offs. If we are required to lower sale prices or fund markdowns in order to reduce inventory level or to pay higher prices to our suppliers, our gross margins might be negatively affected.

Inventory levels in excess of consumer or customer demand have resulted and may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our business. For example, given the significant decline in consumer demand for sanitizing and disinfecting products following the height of the COVID-19 pandemic, we recorded an inventory write-down of $4.3 million and $5.6 million during the years ended December 31, 2022 and 2021, respectively, relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing and projected demand, and we may record inventory write-downs in the future. In addition, if we underestimate the demand for our products, our third-party manufacturers may not be able to produce products to meet our consumer or customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. Future out-of-stock disruptions may negatively impact our results of operations, reputation and distributor relationships.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely affect our business, financial condition, and results of operations.

Failure to introduce new products may adversely affect our ability to continue to grow.

A key element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to our consumers. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff, including chemists, a toxicologist and an eco-toxicologist, developing and testing product formulas and prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. Our product offerings have changed since our launch, which makes it difficult to forecast our future results of operations. Demand for certain product offerings can be volatile. There can be no assurance that demand for our products will be maintained or grow after introduction or that we will successfully develop and market new products that appeal to consumers. For example, product formulas we develop may not contain the product attributes desired by our consumers. Any such failure may lead to a decrease in our growth, sales and ability to achieve profitability, which could adversely affect our business, financial condition, results of operations and prospects.

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

In order to remain competitive and expand and keep market share for our products across our various channels, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could impact our operating results. Additionally, we may choose to change one of our marketing or advertising partners, which may prove to be unsuccessful. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and we are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. In addition, in 2022 and 2023 the industry experienced an increased in paid advertising which impacted our ability to cost-effectively drive traffic to Honest.com. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which may negatively affect the placement of our links. Moreover, social media platforms and other digital advertising platforms have increased the costs of digital advertising which has made such marketing less cost effective and partially led us to shift our advertising budget toward our Retail channel, and in turn reduced the number of visits to our website and social media channels. For example, since the second half of 2022, we made a strategic choice to significantly reduce digital media spending in the face of higher advertising costs, which has and may continue to impact our revenue in the digital channel.

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

In many product categories, we compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide greater value than less expensive alternatives. If the difference in perceived value between our brand and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding the continuing effects of rising inflation, increasing interest rates, increasing prices of our products, and risk of a recession, consumers may purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our products or an unfavorable shift in our product mix, which could have an adverse effect on our business, financial condition, results of operations and prospects.

If we fail to develop and maintain our brand, our business could suffer.

We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of The Honest Company brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, product safety, quality assurance, marketing and merchandising efforts, our continued focus on delivering clean, sustainable, well-designed, and effective products to our consumers and our ability to provide a consistent, high-quality consumer experience. If our manufacturers or suppliers fail to comply with their contractual obligations, including our quality standards, our brand could be harmed.

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

We have positioned our brand to capitalize on growing consumer interest in clean conscious products. The clean conscious consumer product industry is sensitive to national and regional economic conditions and the demand for the products that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Current macroeconomic conditions, such as inflation, increasing interest rates, geopolitical events and potential future disruption in access to bank deposits and lending commitments due to bank failures, increase the risk of a potential recession and these macroeconomic conditions can negatively impact consumer discretionary spend for our products. These external economic conditions, including geopolitical uncertainty, have become more challenging and uncertain in recent years. Current and any future economic conditions such as employment levels, business conditions, housing starts, market volatility, interest rates, inflation rates, energy and fuel costs and tax rates, or our actions in response to these conditions, such as price increases, including our price increase in 2022 and 2023, could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of clean conscious consumer products that consumers purchase where there are alternatives, given that many products in this category often have higher retail prices than do their conventional counterparts.

Further, the Diapers and Wipes, Skin and Personal Care and Household and Wellness categories in which we operate are subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the markets in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. The Diapers and Wipes market is also subject to changes in birthrates, which have been declining in developed countries like the United States. In addition, media coverage regarding the safety, quality environmental suitability of, our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, inflationary pressures and economic uncertainty. If consumer preferences shift away from clean products, our business, financial condition and results of operations could be adversely affected.

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

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our founder and Chief Creative Officer, Jessica Warren, and our Chief Executive Officer, Carla Vernón. The loss of the services of either of these persons could have an adverse effect on our business, financial condition and results of operations.

Jessica Warren is a globally recognized Latina business leader, entrepreneur, advocate, actress, and New York Times bestselling author. We believe that the success of our brand is based in part on our affiliation with Jessica Warren. We have an agreement with Jessica Warren, or the Likeness Agreement, which, among other things, includes a license for her likeness and imposes various obligations on us. Ms. Warren has the right to terminate the Likeness Agreement at any time upon prior written notice, and the Likeness Agreement will immediately terminate in the event we become insolvent. Upon termination of the Likeness Agreement, we could, among other things, be required to pay damages to Ms. Warren, lose our ability to associate the brand with Ms. Warren, including the ability to sell existing inventory using the licensed intellectual property, and sustain reputational damage. We are currently discussing the terms of the Likeness Agreement with Ms. Warren and there is no assurance that we will reach agreement on such terms. The termination of the Likeness Agreement could result in a reduction of our operating margins and cash flow from operations or otherwise adversely affect our business. Additionally, the loss of our ability to use Ms. Warren’s likeness could result in marketplace confusion, loss of goodwill and/or similar negative consequences. We depend on Ms. Warren’s social media reach and influence to connect with consumers and provide insight on current trends. If Ms. Warren objects to a proposed use of the licensed property, we may be prevented from implementing our business plan in a timely manner, or at all, outside of previously approved usages or usages consistent with certain pre-approved product guidelines. The loss of the services of Ms. Warren, or the loss of our ability to use Ms. Warren’s likeness, could have an adverse effect on our business, financial condition and results of operations.

Our brand may also depend on the positive image and public popularity of Ms. Warren to maintain and increase brand recognition. Ms. Warren’s social media presence and approximately 57 million followers as of February 2024 across all of her social media channels combined represent a large social following and potential audience for our social media reach. Consumers may be drawn to our products because of her involvement with us. If Ms. Warren’s image, reputation or popularity is materially and adversely affected, this could negatively affect the marketability and sales of our products and could have an adverse effect on our business, financial condition and results of operations.

In addition, our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees, including Carla Vernón, who became our Chief Executive Officer effective January 9, 2023. The market for such positions is competitive. Qualified individuals, like Ms. Vernón with her extensive experience in CPG and with founder-built businesses, are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and results of operations could be adversely affected.

Use of social media and influencers may adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, Pinterest, X (formerly Twitter) and TikTok accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing ecommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

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

We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $39.2 million, $49.0 million and $38.7 million in the years ended December 31, 2023, 2022 and 2021, respectively. Even as we try to manage our expenses and execute the Transformation Initiative, these efforts may be more costly than we expect and may not result in increased revenue or growth or margin improvements in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

Our operations include sales to retail stores and their related websites, which in 2023, accounted for approximately 51% of our revenue. The success of our business is largely dependent on our continuing development of strong relationships with major retail chains. Target and Walmart represented 31% and 7%, respectively, of our retail sales in 2023. The loss of our relationship with Target, Walmart or any other large retail customer could have a significant impact on our revenue. For example, in 2023 our rotational program with Costco was not renewed. We have no assurance of future rotational programs or ongoing revenue with Costco. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. We also may not be successful in executing our launches with new retailers. Consequently, growth opportunities through our Retail channel may be limited and our revenue, business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish or maintain relationships with other retailers in new or current markets. For example, in 2023 we exited distribution in low-margin channels.

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

Severe weather, including hurricanes, earthquakes and natural disasters, could disrupt normal business operations, which could result in increased costs and have an adverse effect on our business, financial condition, results of operations and prospects.

Our services and operations, including several of our fulfillment centers, customer service centers, data centers and corporate offices are located in California, Nevada and Pennsylvania, and other areas and cross dock facilities that are vulnerable to damage or interruption from natural disasters, power losses, telecommunication failures, terrorist attacks, human errors, break-ins and similar events. The occurrence of a natural disaster or other unanticipated problems at our facilities could result in lengthy interruptions in our services as well as higher insurance premiums. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate offices are located, is in an earthquake fault zone and because the Los Angeles area is subject to the increased risk of wildfires, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and one of our key fulfillment and delivery centers. Although we are insured up to certain limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires, either of these events, if incurred, could adversely affect our business, financial condition, results of operations and prospects.

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

We depend heavily on ocean container delivery to receive shipments of certain of our products such as wipes from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our fulfillment centers located in Las Vegas, Nevada and Breinigsville, Pennsylvania, and from there to our consumers and retail customers. Our third-party manufacturers also rely on ocean container delivery to receive shipments of raw materials and components for our products. Further, we rely on parcel carriers for the delivery of products sold directly to consumers through Honest.com and one major carrier for our domestic freight. Interruptions to or failures in these international and domestic transportation and delivery services has in the past prevented and could in the future prevent the timely or successful delivery of our products. These interruptions or failures may also be due to unforeseen events that are beyond our control or the control of our third-party delivery and transportation service providers, such as truck shortages, labor unrest, political turmoil or natural disasters. There is no assurance that these interruptions or failures will not happen again. For example, a labor strike at a port could negatively impact the delivery of our imported wipes, and the escalating trade dispute between the United States and China and the increased demand for shipping containers have and may in the future restrict the flow of the goods, including our components and wipes, from China to the United States. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

Our ability to meet the needs of our consumers and retail customers depends on our and our distribution partners’ proper operation of our fulfillment centers in Las Vegas, Nevada and Breinigsville, Pennsylvania, where most of our inventory that is not in transit is housed. Although we currently insure our inventory, our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or fulfillment centers, and any loss, damage or disruption of this facility, or loss or damage of the inventory stored there, could have an adverse effect on our business, financial condition, results of operations and prospects.

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

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or ability to achieve or maintain profitability. Additionally, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, resulting from increased volatility in the trading markets, or otherwise. If we cannot raise funds on acceptable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

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
•change our fiscal year; and
•change our lines of business.

The 2023 Credit Facility also contains a financial covenant that requires us to maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. As a result of the restrictions described above, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.

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

On June 21, 2018, the U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state retailers even if those retailers lack any physical presence within the states imposing sales taxes. Under the Wayfair decision, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states, both before and after the Supreme Court’s ruling, have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state retailers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment of these laws, and it is possible that states may seek to tax out-of-state retailers, including for prior tax years. Although we believe that we currently collect sales taxes in all states that have adopted laws imposing sales tax collection obligations on out-of-state retailers since Wayfair was decided, a successful assertion by one or more jurisdictions requiring us to collect sales taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some sales taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers in jurisdictions where we do not currently collect sales taxes, whether for prior years or prospectively, could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have an adverse effect on us.

From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings or products, or enter into strategic alliances, that may enhance our capabilities, expand our outsourcing and supplier network, complement our current products or expand the breadth of our markets.

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

We have incurred substantial losses since inception. As of December 31, 2023, we had federal and state net operating loss carryforwards of $311.0 million and $274.0 million, respectively. The federal loss carryforwards, except the federal loss carryforwards arising in tax years beginning after December 31, 2017, begin to expire in 2032 unless previously utilized. Federal net operating losses, or NOLs, arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire, but the deduction for these carryforwards is limited to 80% of current-year taxable income for taxable years beginning after 2020. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future. We performed a study to determine whether net operating losses and credit carryover limitations exist under Section 382 as of December 31, 2020, and determined that a portion of the net operating losses that were generated during 2013 and prior are subject to Section 382 annual limitations. As of December 31, 2023 and 2022, these limitations did not cause any of the limited net operating losses to be permanently lost. In addition, for state income tax purposes, there may be periods during which the use of NOLs or tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Dependence on Third Parties

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

All of the products we offer are manufactured by a limited number of third-party manufacturers, and as a result we have been and may continue to be subject to price fluctuations or demand disruptions. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. We renegotiated and agreed to higher purchase prices in 2022 with two of our third-party manufacturers which has negatively impacted our cost of revenue in our Diapers and Wipes product category and will continue to have a negative impact on our results of operations. We implemented price increases that took effect throughout 2022 and 2023 and plan to implement additional price increases in the future as needed to offset input cost inflation. The implementation of these price increases are dependent on acceptance from our customers and accurate input of these pricing changes into our systems and our customers' systems. We have also continued to experience record-high freight and shipping costs. As we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current product categories. Failure to incorporate these price increases into our and our customers' systems may negatively impact our revenue and business results. We may also be limited in our ability to pass increased costs on to consumers, and may experience reduced demand from consumers as a result of our price increases, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

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

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. In addition, we do not maintain long-term supply contracts with many of our suppliers and these suppliers could discontinue selling to us at any time. We do have a long-term supply agreement with Ontex for the manufacture and supply of certain diaper products that ends on January 1, 2027, which either party may terminate if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. If the agreement with Ontex is terminated, is not renewed, or if Ontex becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations, our ability to procure diaper manufacturing services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services. The loss of Ontex, or of any of our other significant suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects. In December 2022, we amended our agreement with Ontex to increase pricing on certain items, among other terms, which applied for the balance of our agreement with Ontex through 2023 and increased our cost of revenue in 2023. In January 2024, we amended and restated our agreement with Ontex, which included improved pricing on certain items, among other terms, which will be reflected in our results of operations in future periods. If we are not successful in negotiating future renewals or if we are subject to increased pricing terms, our business, financial condition, results of operations and prospects could be adversely affected.

We continually seek to expand our base of suppliers, especially as we identify new products that necessitate new or additional materials. We also require our new and existing suppliers to meet our ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by our consumers, which may require additional investment and time on behalf of suppliers and us. If any of our key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, if any environmental, economic or other outside factors impact their operations or if we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations and prospects could be adversely affected.

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

In the fourth quarter of 2023, we entered into an agreement with National Distribution Centers, LLC ("NFI") that replaced GEODIS in providing services at our Las Vegas, Nevada fulfillment center. GEODIS Logistics LLC, or GEODIS still manages our warehouse fulfillment center located in Breinigsville, Pennsylvania. NFI and GEODIS provide warehousing, distribution and fulfillment services to us. Our agreements with NFI or GEODIS may be terminated for any reason by us or by NFI or GEODIS, as applicable, on delivery of prior written notice, and are renewable on an annual basis. If the agreement with NFI or GEODIS is terminated, is not renewed or if one fulfillment center is consolidated into another warehouse fulfillment center or if NFI or GEODIS becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations, our ability to procure warehousing, distribution and fulfillment services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services and our business, financial condition, results of operations and prospects could be adversely affected. If we are not successful negotiating such renewals, our business, financial condition, results of operations and prospects could be adversely affected as we may have to work with a new provider of warehousing, distribution and fulfillment services which could be disruptive to our operations and further increase our costs. For example, as part of the negotiations in connection with the renewal of its contract, GEODIS passed on increased service and inflation related costs to us, which negatively impacted our cost of revenue for the year ended December 31, 2023 and may continue to negatively impact our cost of revenue going forward.

We rely on third-party suppliers, manufacturers, retail and ecommerce customers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in the United States, China and Mexico and other countries to a lesser extent, to source, manufacture and partner with us for the innovation of all of our products, including product components, under our owned brand. We engage many of our third-party suppliers and manufacturers on a purchase order basis and in some cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply, manufacture and to partner in innovation of our products may be affected by raw material availability and prices, competing orders placed by other companies and the demands of those companies. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In the fourth quarter of 2021, we were informed by two third-party manufacturers in our Diapers and Wipes and Skin and Personal Care categories, respectively, that those hurdles had been met. In addition, in the third quarter of 2022, we received requests from the same two third-party manufacturers to renegotiate purchase costs due to continued increases in raw material costs. As a result, we negotiated and agreed to higher purchase prices which negatively impacted our cost of revenue in 2022 and 2023. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our brand and business or cause consumer dissatisfaction. For example, as disinfecting and sanitization products have faced supply chain challenges, decelerating market demand and aging and slower turning inventory, we have received some product quality complaints from customers and consumers that have resulted and may in the future result in additional refunds, returns, write-offs and remediation costs. Remediation costs would be significant, including the cost to rework a product to be in sellable condition or the cost to destroy a product that cannot be remediated, and while immaterial as of December 31, 2023, it could have an adverse effect on our business, financial condition and results of operations. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

We have warehouse fulfillment centers located in Las Vegas, Nevada and Breinigsville, Pennsylvania, which are managed by our distribution partners, NFI and GEODIS, respectively. If we or any distribution partners do not optimize and operate our warehouse fulfillment centers successfully and efficiently, this could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we or any distribution partners do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers. We and our distribution partner may experience disruptions to the operations of our fulfillment centers, which may negatively impact our and our distribution partner’s ability to fulfill orders in a timely manner, which could harm our reputation, relationships with consumers and business, financial condition, results of operations and prospects. We have designed and established our own fulfillment center infrastructure, including customizing inventory and package handling software systems, which is tailored to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver purchases to our DTC consumers and merchandise inventory to our retail and ecommerce partners and could have an adverse effect on our reputation and ultimately, our business, financial condition, results of operations and prospects.

Although we currently rely on our distribution partners, we have in the past and may in the future add short-term warehouse fulfillment centers and/or other distribution capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, results of operations and prospects could be adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationships with our consumers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be affected by macroeconomic conditions, and there may be delays or increased costs associated with such expansion. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could have an adverse effect on our business, financial condition, results of operations and prospects.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We primarily rely on one major vendor for our DTC shipping requirements and one major vendor for our inbound domestic freight. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, this could negatively impact our operating results and our consumer experience. Shipping vendors have and may continue to impose shipping surcharges from time to time. In addition, our ability to receive inbound inventory efficiently and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our third-party manufacturers, and the escalating trade dispute between the United States and China has and may in the future lead to increased tariffs, and the revocation of current tariff exclusions for certain of our products, which may restrict the flow of goods from China to the United States. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites, which could have an adverse effect on our business, financial condition, operating results and prospects.

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

Further, many products that we sell carry or are advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits or attributes, including, by way of example, the use of the terms “natural”, “organic”, “clean”, “clean conscious”, “sustainable”, “plant-based” or “naturally derived,” or similar synonyms or implied statements relating to such benefits or attributes. Although the FDA, FTC, and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” or related concepts like “naturally derived” for use in the personal care industry, which is true for many other adjectives common in the clean conscious product industry. The resulting uncertainty has led to legal challenges. Plaintiffs have commenced legal actions against numerous companies that market “natural”, “naturally derived” or “clean” products or ingredients, asserting false, misleading and deceptive advertising and labeling and breach of warranty claims, including claims alleging the presence of genetically modified or synthetic ingredients, including synthetic or highly processed forms of otherwise natural ingredients. In limited circumstances, both the FDA and FTC have taken regulatory action against products labeled or advertised “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded, and the cost of defending against any such claims could be significant. For example, a class action lawsuit was filed against us in 2022 alleging that our plant-based claim on certain wipes products was deceptive to purchasers. While we believe the claim is baseless, the cost of defending the lawsuit has been significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of consumer class action litigation, other legal claims, government investigations or other regulatory enforcement actions. The product marketing and labeling practices of companies operating in the Diapers and Wipes, Skin and Personal Care, Household and Wellness and clean conscious products segments of the marketplace receive close scrutiny from the private plaintiff’s class action bar and from public consumer protection agencies. Accordingly, there is risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general or other consumer protection law enforcement authorities will bring legal actions concerning the truth and accuracy of our product marketing and labeling claims. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, false advertising, unfair and deceptive practices, negligent misrepresentation, unjust enrichment, breach of warranty and breach of state consumer protection statutes. We have been targeted with such litigation in the past. For example, in 2015, multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural.” In 2017, we settled these class action lawsuits by agreeing to labeling changes and a $7.4 million settlement fund. In 2016, multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-surface cleaner. In 2017, we settled these class action lawsuits by agreeing to marketing or reformulating changes and a settlement fund of $1.6 million. In 2022, a class action lawsuit was filed against us alleging that our plant-based claim on certain wipes products was deceptive to purchasers. While we believe the claim is baseless, the cost of defending the lawsuit has been significant.

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

Stakeholder scrutiny related to our ESG practices, commitments, performance and disclosures continues to increase. We have adopted certain policies and programs, including with respect to responsible ingredients and sustainability, safety and health, human capital management, social performance and community relations, diversity and inclusion and supply chain code of conduct. Our stakeholders might not be satisfied with our ESG practices, commitments, performance and/or disclosures, or the speed of their adoption, implementation and measurable success. Investor advocacy groups, certain institutional investors, investment funds, creditors and other influential investors are increasingly focused on our ESG practices and in recent years have placed increasing importance on the ESG implications of their investments and lending decisions. If we do not meet our stakeholders’ evolving expectations, our reputation, access to and cost of capital, stock price, and ability to attract and retain customers, consumers and talent could be negatively impacted.

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

As we continue to focus on our ESG practices, commitments, performance and disclosures, and as ESG-related regulations and disclosure standards and frameworks continue to evolve, we have expanded our public disclosures in these areas. For example, in 2022, we published our first ESG Investor Tear Sheet. Such disclosures may reflect goals, aspirations, commitments, cost estimates and other expectations and assumptions, including over long timeframes, which are based on available data and estimates, necessarily uncertain, may be refined or expanded over time, and may not be realized.

Climate and other ESG disclosure regulations, as well as pressure from customers, investors, and other stakeholders to provide ESG-related data or adopt certain ESG policies, may impose additional financial and administrative burdens and increase liability risk. In addition, our climate or other ESG claims or goals could result in additional regulatory disclosure obligations, or expose the Company to regulatory, customer, or other stakeholder scrutiny. Further, the voluntary disclosure standards or frameworks we choose to align with are evolving and may change over time and our interpretation of such disclosure standards and frameworks may differ from those of others, either of which may result in a lack of consistent or meaningful comparative data from period to period and/or significant revisions to our goals and aspirations or reported progress in achieving such goals and aspirations.

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

We (and our third parties) are subject to stringent and changing domestic and foreign laws, regulations, and rules, contractual data privacy and security obligations, industry standards, policies and other obligations related to data privacy and security. The actual or perceived failure by us, our consumers, partners or vendors to comply with obligations could lead to regulatory investigations or actions; litigation; fines and penalties; have an adverse effect on our business, financial condition, results of operations and prospects disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

We are also subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (which we collectively refer to as Privacy Policies) and contractual obligations to third parties related to privacy, information security and processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (which we collectively refer to as Data Protection Obligations).

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, the Telephone Consumer Protection Act, or TCPA, the Controlling the Assault of Non-Solicited Pornography And Marketing Act, or CAN-SPAM, other state and federal laws relating to privacy and data security, and other similar laws (e.g., wiretapping laws). The TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, as businesses can incur penalties or criminal fines imposed by the Federal Communications Commission or be fined up to $1,500 per violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Many states have enacted telemarketing laws and regulations that are even more proscriptive than the TCPA and that pose additional litigation and regulatory enforcement risks. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA (as amended by the California Privacy Rights Act of 2020) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to make specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. If and as we become subject to new data privacy laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors) and these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely. Additionally, under various Data Protection Laws and Data Protection Obligations, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands.

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

Additionally, individuals are increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Third-party platforms have introduced (or plan to introduce) measures to provide users with more privacy controls over targeted advertising activities, and regulators (including in the EEA/UK) are heavily scrutinizing the use of technologies used to deliver such advertisements. Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third-party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. For example, in 2021, Apple began allowing users to more easily opt-out of activity tracking across devices, which has impacted and may continue to impact our business. In February 2022, Google announced similar plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and reduce cross-device tracking for advertising purposes. Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Other browsers, such as Firefox and Safari, have already adopted similar measures. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal data for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.

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

Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating regulatory uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual data privacy and security obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.

We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. If we or our vendors fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, our business, financial condition, results of operations and prospects could be adversely affected.

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

Risks Related to Our Intellectual Property and Information Technology

We are increasingly dependent on information technology and our ability to process data in order to operate and sell products, and if we (or our third parties) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; interruptions in our ability to provide our goods and services exposure to liability; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

We rely on information technology networks and systems and data processing (some of which are managed by third-parties) to market, sell and deliver our products and services, to fulfill orders, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (which we collectively refer to as Process or Processing) personal information, sensitive, confidential or proprietary information, financial information and other information (which we collectively refer to as sensitive information), to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, process orders and to comply with regulatory, legal and tax requirements (which we collectively refer to as Business Functions).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be fundamentally change our business model. The risk of unauthorized circumvention of our security measures or those of our third parties has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors who now engage and are expected to engage in cyber-attacks. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and our third parties may be subject to a variety of evolving threats, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering attacks, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks (such as credential stuffing), malicious code (such as viruses and worms), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, malware (including as a result of advanced persistent threat intrusion), fraudulent payment and identity theft, earthquakes, fires, floods, and other similar threats. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, and/or physical facilities utilized by our vendors. Improper access to our systems or databases could result in the theft, publication, deletion or modification of personal information, confidential or proprietary information, financial information and other information.

Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third parties’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services.

As outlined above, we rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ cybersecurity practices is limited outside of standard system and organizational control reports review procedures, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. And, while we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may also expend significant resources or modify our business activities in an effort to protect against security incidents in the future. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of information technology networks and systems, Processing and information, there can be no assurance that these measures will be effective. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach has occurred. We also take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

We may have contractual and other legal obligations to notify relevant stakeholders of any security breaches. Most jurisdictions have enacted laws requiring companies to notify relevant stakeholders, including affected individuals, customers, regulatory authorities, investors, and others of security breaches involving certain types of data. In addition, our agreements with certain consumers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Further, the SEC has adopted new rules that require us to provide greater disclosures around our cybersecurity risk management, strategy, and governance and reactive issues (e.g., security incidents). Complying with these obligations, including making any such disclosures, can be costly, and the disclosures we make to comply with, or the failure to comply with, such requirements could lead to adverse consequences. If we (or our third parties) experience a security breach or are perceived to have experienced a security breach, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of information); financial loss; and other similar harms. Security breaches and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations. We may not have adequate or sufficient insurance coverage to protect us from or to mitigate liabilities arising out of our privacy and security practices. In addition, we cannot be sure that such coverage will continue to be available on acceptable terms or at all, or that such coverage will pay any future claims or loss.

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

Third parties have from time to time claimed, and may claim in the future, that we have infringed, misappropriated or otherwise violated their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, result in injunctions against us or the payment of damages by us, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to our business model, result in the payment of substantial damages or injunctions against us, or require us to enter into costly royalty or licensing agreements, if available. As a result of a third-party claim, we have agreed to certain restrictions regarding the goods and services that may be offered under our trademarks. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions we are required to comply with as a result of these claims could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Conducting Business Internationally

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

Our business relies on third-party suppliers and manufacturers located in China, Mexico, and certain other foreign countries. We intend to continue to sell to consumers outside the United States and maintain our relationships in foreign countries where we have suppliers and manufacturers. Further, we may establish additional relationships in other countries in the future. Increased international operations may be subject to risks such as:
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

The market price of our common stock has been highly volatile and has fluctuated and declined substantially since our initial public offering ("IPO") and may continue to fluctuate or decline as a result of a variety of factors, some of which are beyond our control, including:
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
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of the challenging macroeconomic environment and the related impacts.

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

For example, if at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Capital Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. On March 5, 2024, the closing price of our common stock was $2.99 per share.

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
•provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

Based on the number of shares outstanding as of December 31, 2023, our directors, executive officers and stockholders holding more than 5% of our outstanding capital stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 40.2% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an emerging growth company. If we are unable to in any such annual report assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected. To comply with Section 404, we have engaged in and will continue to engage in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we have hired and may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

The protection of our systems containing customer information, our brand, and its intellectual property and data is very important to us. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, customer information, our brand, and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our Information Security function is overseen by our Vice President of Technology and is supported by our information security team, legal, and various third-party service providers. In doing so, they administer our Enterprise Risk Management Program that identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s and industry’s risk profile using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of potential threat environments, and conducting vulnerability assessments in order to identify vulnerabilities in our systems. We have developed a Cybersecurity Program that allows us to continuously assess and improve the governance, identification, detection, and response of our critical systems; staying up-to-date with the most innovative technologies.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining a comprehensive incident response plan, conducting risk assessments, encrypting data, maintaining network security controls, access controls, physical security measures, and system monitoring tools, conducting employee training, performing periodic penetration testing, and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s Enterprise Risk Management Program with our Board of Directors, through the Audit Committee, maintaining oversight of cybersecurity risk management. Our internal security team, in conjunction with our IT Systems and Cybersecurity Manager works with a third-party risk management company to perform an annual security risk assessment across our organization's systems and processes. This consists of an assessment against the latest National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF") 2.0, and its 200+ controls. There is also a business impact analysis involving all the critical business units, and their systems; not limited to information technology.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, third-party cybersecurity software providers, managed service providers and penetration testing firms. Additionally, we use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers, which includes collecting a security questionnaire and relevant reports from such providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor titled, “We are increasingly dependent on information technology and our ability to process data in order to operate and sell products, and if we (or our third parties) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; interruptions in our ability to provide our goods and services exposure to liability; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function and the board of directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. The Audit Committee of the board of directors is responsible for reviewing the Company's financial reporting of cybersecurity risks and incidents in accordance with SEC rules.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Technology who has over fifteen years of experience in leading and operating a variety of technology functions including Systems, Infrastructure, Security and Software Engineering and our IT Systems and Cyber Security Manager who has over eight years of experience in designing and implementing secure systems and networks, focused on information and data security.

Our Vice President of Technology and CFO are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Vice President of Technology and CFO are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO and Vice President of Technology. The CFO and Vice President of Technology work with the IT Systems & Cyber Security Manager to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the board of directors certain cybersecurity incidents.

The Audit Committee of the board of directors receives regular reports from the Vice President of Technology concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

We lease our corporate headquarters located at 12130 Millennium Drive #500, Los Angeles, California, in a LEED certified building where we occupy approximately 46,518 square feet of office space pursuant to a lease that expires in February 2027. This lease provides us with an option to extend it for up to two consecutive periods of five years each. We also lease a warehouse and distribution facility located in Las Vegas, Nevada where we occupy approximately 570,810 square feet pursuant to a lease that expires in December 2027, with an option to extend this lease for up to two consecutive periods of five years each. From time to time we also utilize outside storage on a short-term basis. We have two distribution partners that operate our facilities on our behalf: National Distribution Centers, LLC ("NFI") and GEODIS Logistics LLC ("GEODIS"). Our Las Vegas, Nevada facility is operated by NFI and our Breinigsville, Pennsylvania facility is operated by GEODIS. In total, we have approximately 930,000 square feet of facility space that we leverage to fulfill DTC and retail orders. We believe that our current facilities are suitable and adequate to meet our current needs.

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

Holders of Record

As of March 4, 2024, we had approximately 108 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023.

 Overview

The Honest Company, Inc. (“Honest” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”) is a personal care company dedicated to creating clean- and sustainably-designed products. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully-designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offerings, and omnichannel accessibility.

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. Our three product categories are Diapers and Wipes, Skin and Personal Care, and Household and Wellness, which represented 63%, 26%, and 11%, respectively, of our revenue for the year ended December 31, 2023, compared to 64%, 28%, and 8%, respectively, of our revenue for the year ended December 31, 2022. Our integrated multi-category product architecture is designed to drive loyalty, increase our consumer wallet share and generate attractive consumer lifetime value.

We believe that our consumers are modern, aspirational, conscious and style-forward and that they seek out high quality, effective and thoughtfully-designed products. We believe that they are passionate about living a conscious life and are enthusiastic ambassadors for brands they trust. As purpose-driven consumers, they transcend any one demographic, spanning gender, age, geography, ethnicity and household income. Honest consumers are often young, mobile-centric and digitally-inclined. We build relationships with these consumers through a disruptive digital marketing strategy that engages them with “snackable” digital content (short-form, easily digestible content), immerses them in our brand values, and inspires them to join the Honest community. Our direct connection with our community enables us to understand what consumers’ needs are and inspires our product innovation pipeline, generating a significant competitive advantage over more traditional consumer packaged goods ("CPG") peers.

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our product accessibility across both Digital and Retail channels, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. For the year ended December 31, 2023, we generated 49% and 51% of our revenue from our Digital and Retail channels, respectively, compared to 45% and 55%, respectively, for the year ended December 31, 2022. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites that, with Honest.com, comprise our Digital channel, and our Retail channel, which includes leading retailers and their websites. As of December 31, 2023, our products can be found in approximately 51,000 retail locations across the United States and Canada. In 2023, as part of the Transformation Initiative we announced that we plan to focus on our North American customers and are actively reducing the portfolio of products we will offer for sale in certain regions, including retail locations in Europe. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe are not easily replicated by our competitors. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

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

Transformation Initiative

In 2023, we executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise.

The Transformation Initiative resulted in the following:

•Costs associated with the Transformation Initiative, including restructuring costs described below, were $10.8 million for the year ended December 31, 2023. Refer to discussion under "Results of Operations" below.
•Restructuring costs, which include employee-related costs, asset-related costs and contract terminations related to exiting retail and online stores in unprofitable geographical locations in Asia and Europe, were $2.2 million for the year ended December 31, 2023 and are reflected in Restructuring on the consolidated statements of comprehensive loss. The restructuring element of the Transformation Initiative was substantially completed by December 31, 2023.
•We expect the Transformation Initiative to result in annualized benefits to adjusted EBITDA(1) in the range of $15.0 million to $20.0 million beginning in 2024, and we started to see benefits in late 2023. These benefits include reductions in costs of revenue, reductions in operating expenses and increases in revenue.
•The cash impact of costs related to the Transformation Initiative was $3.5 million for the year ended December 31, 2023.
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

We believe specific value drivers of the Transformation Initiative pillars include:

1) Brand Maximization

•Leveraging the strength of the Honest brand to drive growth through innovation, margin-accretive products, and marketing effectiveness.
•The impact of additional pricing increases across the majority of our product portfolio throughout 2023, following pricing increases in 2022 that resulted in revenue growth driven by both volume and pricing.

2) Margin Enhancement

•Focusing our resources on North America, which includes exiting our low-margin business in Europe and Asia.
•Exiting low-margin elements of the cleaning and sanitization business in 2023 (included in Household and Wellness product category).
•Executing an inventory, or stock-keeping unit (“SKU”), rationalization program in 2023.
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

•Managing working capital including the reduction of inventory.

Costs associated with the Transformation Initiative for the year ended December 31, 2023 were as follows (in thousands):

For the year ended December 31, 2023
Reduction in Net Revenue(1)	$339
Cost of Revenue	3,842
Restructuring Costs(2)	2,205
Other Costs(3)	4,411
Total	$10,797
______________

(1) Relates to product markdowns and true-up of prior quarter estimates.
(2) Refer to the restructuring table under "Results of Operations" below for further details of operating expenses included in restructuring costs.
(3) Other Costs include donation expenses, consulting and other professional services.

For further details on the Transformation Initiative, refer to Note 17, "Restructuring" included in these consolidated financial statements.

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

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean products consumer. In order to increase the share of wallet of existing conscious consumers and to attract new consumers, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend, among other things, on our ability to successfully produce products that are free of defects and communicate the value of those products as clean, sustainable and effective, the efficacy of our marketing efforts and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. As part of the Transformation Initiative, we have been focused on Brand Maximization, including improving the return on marketing by reducing marketing spend on low-return campaigns and emphasizing best-selling items, focusing on the most profitable areas of our business. We believe our brand strength will enable us to continue to expand across categories and channels, allowing us to deepen relationships with consumers. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

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

Continued Product Category Growth

Our product mix is a driver of our financial performance given our focus on accretive product launches and innovation to increase product margins. Even though our growth strategy aims to boost sales across all product categories, we intend to prioritize growth in Skin and Personal Care given its attractive margin characteristics and leverage our brand equity and consumer insights to extend into new adjacent product categories. We are also committed to bringing our Honest Standard to new products and new categories where we believe there is a need for a higher standard for clean personal care.

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

Operational and Marketing Efficiency

To grow our business, we intend to continue to improve our operational and marketing efficiency, which includes attracting new consumers, increasing community engagement and improving fulfillment and distribution operations. We invest significant resources in marketing and content generation, use a variety of brand and performance marketing channels and work continuously to improve brand exposure at our retail customers to acquire new consumers. It is important to maintain reasonable costs for these marketing efforts relative to the revenue we expect to derive from our consumers. We leverage our proprietary data and systems to generate valuable consumer insights that guide our omnichannel strategy and inform our marketing spend optimization. Our future success depends in part on our ability to effectively attract consumers on a cost-efficient basis and achieve efficiencies in our operations. In addition, we have been able to achieve some operational and marketing efficiency as part of cost savings in connection with our Transformation Initiative.

Our paid advertising includes search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. We drive a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. Paid advertising costs significantly increased industry-wide during the past few years, which negatively impacted our ability to cost-effectively drive traffic to Honest.com. As a result, we have decreased and shifted marketing spend into support for retail and other digital customers that has allowed us to increase marketing efficiency, while maintaining revenue growth. Additionally, through our improved marketing efficiency the consumer is able to choose where they want to purchase our products online, and we have seen more consumers choosing online retailers as compared to purchasing directly on Honest.com, which for the year ended December 31, 2023 has negatively impacted revenue at Honest.com but has improved revenue in other channels.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in purpose-designed products has contributed to higher demand for certain products. At the same time, changes in macro-level consumer spending trends, including as a result of global pandemics or other macroeconomic conditions, such as inflation, have resulted and could in the future result in fluctuations in our operating results.

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

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions, specifically inflationary pressures, which has adversely affected our supply chain in regards to cost of goods sold. We have experienced and anticipate continued increases in product costs and transportation costs, which has and could continue to hamper our ability to drive margin expansion. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, minimizing lead times for raw materials, and implementing a robust cost-savings program, as part of our Transformation Initiative. In addition, as a result of the supply chain impacts, other macroeconomic trends and high inventory levels in 2022, we experienced increased fulfillment costs in 2022 but saw comparatively lower fulfillment costs in the year ended December 31, 2023, as we reduced inventory levels. One of our fulfillment partners passed on increased service and inflation related costs to us, including warehouse labor cost, which negatively impacted our cost of revenue for the year ended December 31, 2023. If we are not successful in negotiating future renewals such that these renewals are at increased costs to us, our business, financial condition, results of operations and prospects could be adversely affected. In 2022, we negotiated and agreed to higher purchase prices with two of our third-party manufacturers which negatively impacted our cost of revenue in the Diapers and Wipes product category in the years ended December 31, 2022 and 2023. In January 2024, we negotiated better price terms with one of these third-party manufacturers, Ontex. We could face further escalation of purchase costs and cost of revenue in the future.

We implemented price increases that took effect in 2022 and 2023 and in the future as needed to offset current and future input cost inflation and to pursue productivity initiatives to offset inflation. However, we may not be able to increase our prices or productivity sufficiently enough to offset these costs. Customer demand for our products may change based on price increases.

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

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we may incur inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory. The decline in demand for our sanitization and disinfecting products included in the Household and Wellness product category has led to the implementation of our plan to exit low-margin household products as part of the Transformation Initiative. Additionally, we implemented an inventory, or SKU rationalization program, as part of the Transformation Initiative. For the year ended December 31, 2023, we recorded an inventory write-down, inclusive of overhead costs and tariffs, of $3.4 million mainly related to international product exits and SKU rationalization, which is included in cost of revenue on the consolidated statements of comprehensive loss. Additionally, we earmarked donations of $3.1 million, mainly related to the liquidation of low-margin household products during the year ended December 31, 2023, which is included in selling, general and administrative expense on the consolidated statements of comprehensive loss.

Due to increased supply chain lead times, new retail distribution, and expectation of supplier price increases that took effect in early 2023, we increased our inventory levels in 2022 to ensure in-stock position to service customers and consumers. In addition, inflation in input costs, including higher product costs, inbound shipping and warehouse labor, has resulted in a higher dollar value of inventory as of December 31, 2023. We have reduced our inventory levels during the year ended December 31, 2023 compared to December 31, 2022, as part of our disciplined inventory management.

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

In 2019, we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we licensed certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. Butterblu operates and maintains our baby apparel offerings independently through the honestbabyclothing.com website. For the year ended December 31, 2022, we collected $1.0 million in royalty revenue related to this license agreement. In August 2022, we terminated the license agreement in advance of its expiration date and entered into a supplier services agreement with Butterblu, pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us. As part of the supplier services agreement, we have agreed to purchase and own inventory for the term of the supplier service agreement which is until December 31, 2026, unless terminated sooner. Butterblu continues to operate and maintain our baby apparel offerings independently through the honestbabyclothing.com website under our supplier services agreement. Honest Baby Clothing sales are reflected as revenue in our consolidated statements of operations.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees, including audit and legal expenses; donation expenses including tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to Honest Baby Clothing; and, depreciation and amortization expenses. We expect our general and administrative expenses to decrease as a percentage of revenue as we continue to grow our business and organizational capabilities and efficiencies. Since our IPO, we have also incurred additional costs for employees and third-party professional fees related to operating as a public company and costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services.

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

Other income (expense), net consists of our foreign currency exchange gains, losses relating to transactions denominated in currencies other than the U.S. dollar and contingent gains. We expect our foreign currency gains and losses to be immaterial in future periods but continue to fluctuate due to changes in both the volume of foreign currency transactions and foreign currency exchange rates.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	For the year ended December 31,
	2023	2022
(In thousands)
Revenue	$344,365	$313,651
Cost of revenue	243,833	221,336
Gross profit	100,532	92,315
Operating expenses
Selling, general and administrative(1)	94,582	87,317
Marketing	36,440	47,782
Restructuring	2,205	—
Research and development(1)	6,214	6,996
Total operating expenses	139,441	142,095
Operating loss	(38,909)	(49,780)
Interest and other income (expense), net	(254)	871
Loss before provision for income taxes	(39,163)	(48,909)
Income tax provision	75	110
Net loss	$(39,238)	$(49,019)
______________
(1)    Includes stock-based compensation expense as follows:

	For the year ended December 31,
	2023	2022
(In thousands)
Selling, general and administrative	$15,465	$14,593
Research and development	339	485
Total	$15,804	$15,078

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue*:

	For the year ended December 31,
	2023	2022
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	70.8	70.6
Gross profit	29.2	29.4
Operating expenses
Selling, general and administrative	27.5	27.8
Marketing	10.6	15.2
Restructuring	0.6	—
Research and development	1.8	2.2
Total operating expenses	40.5	45.3
Operating loss	(11.3)	(15.9)
Interest and other income (expense), net	(0.1)	0.3
Loss before provision for income taxes	(11.4)	(15.6)
Income tax provision	—	—
Net loss	(11.4)%	(15.6)%

* Amounts may not sum due to rounding.

Comparison of the Year Ended December 31, 2023 and 2022
Revenue

	For the year ended December 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
By Product Category
Diapers and Wipes	$218,263	$200,429	$17,834	8.9%
Skin and Personal Care	88,104	89,316	(1,212)	(1.4)
Household and Wellness	37,998	23,906	14,092	58.9
Total Revenue	$344,365	$313,651	$30,714	9.8%

	For the year ended December 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
By Channel
Digital	$169,015	$141,403	$27,612	19.5%
Retail	175,350	172,248	3,102	1.8
Total Revenue	$344,365	$313,651	$30,714	9.8%

Revenue was $344.4 million for the year ended December 31, 2023, as compared to $313.7 million for the year ended December 31, 2022. The increase of $30.7 million, or 9.8%, was primarily due to a $17.8 million increase in revenue from Diapers and Wipes and a $14.1 million increase in revenue from Household and Wellness products, partially offset by a $1.2 million decrease in revenue from Skin and Personal Care products. The revenue increase in Diapers and Wipes was primarily driven by $20.9 million in revenue growth with a key digital partner in both diapers and wipes driven by improved marketing efficiency with this partner and $9.9 million in revenue growth in the Retail channel in both diapers and wipes due to strong sales velocity in wipes, partially offset by a decline in both diaper and wipes revenue of $12.6 million on Honest.com. The revenue increase in Household and Wellness was primarily driven by $17.4 million in revenue from Honest Baby Clothing's strong consumption with our key digital customer and due to a Retail channel launch, partially offset by a decrease in sales of disinfecting and sanitization products. The revenue decrease from Skin and Personal Care was primarily driven by a decrease of $7.1 million in our Retail channel, primarily due to exiting distribution in low-margin channels, a customer bankruptcy and a decrease of $3.2 million in revenue on Honest.com, partially offset by an increase in revenue of $9.3 million in our Digital channel due to strong consumption with our key digital customer.

We estimate that pricing increases taken in 2022 and 2023 contributed $11.4 million to revenue for the year ended December 31, 2023.

The increase in revenue in our Retail channel for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by an increase in revenue at our key retailers of $19.1 million primarily due to new distribution and price increases, partially offset by a decline of $9.5 million in revenue due to exiting distribution in low-margin channels and loss of revenue of $5.4 million due to customer bankruptcies. The increase in revenue in our Digital channel for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by an increase in revenue of $41.8 million by our key digital customer driven by strong consumption across all three product categories, partially offset by a decrease in revenue at Honest.com of $13.0 million due to lower digital marketing spend which resulted in lower traffic to Honest.com.

Cost of Revenue and Gross Profit

	For the year ended December 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Cost of revenue	$243,833	$221,336	$22,497	10.2%
Gross profit	$100,532	$92,315	$8,217	8.9%

Cost of revenue was $243.8 million for the year ended December 31, 2023, as compared to $221.3 million for the year ended December 31, 2022. The increase of $22.5 million, or 10.2%, was primarily driven by a 9.8% increase in revenue, $15.7 million increase in product costs, including transportation costs, and $3.8 million of costs related to the Transformation Initiative, partially offset by cost savings. Cost of revenue as a percentage of revenue increased by 24 basis points.

Gross profit was $100.5 million for the year ended December 31, 2023, as compared to $92.3 million for the year ended December 31, 2022. The increase was mainly related to price increases of $9.7 million and reduced trade spending of $4.4 million, partially offset by higher product costs and costs related to the Transformation Initiative, including inventory reserves related to product exits and SKU rationalization.

Operating Expenses

Selling, General and Administrative Expenses

	For the year ended December 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$94,582	$87,317	$7,265	8.3%

Selling, general and administrative expenses were $94.6 million for the year ended December 31, 2023, as compared to $87.3 million for the year ended December 31, 2022. The increase of $7.3 million, or 8.3%, was primarily due to a $4.2 million increase in service fees related to Honest Baby Clothing, a $2.8 million increase in donation expense primarily related to the Transformation Initiative, a $2.1 million increase in employee-related expenses, mainly related to the annual performance bonus accrual, and a $1.4 million increase in legal expenses primarily related to securities litigation, partially offset by a $1.1 million decrease in consulting fees, a $0.9 million decrease in vendor violations and a $0.7 million decrease to insurance costs.

Marketing Expenses

	For the year ended December 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Marketing	$36,440	$47,782	$(11,342)	(23.7)%

Marketing expenses were $36.4 million for the year ended December 31, 2023, as compared to $47.8 million for the year ended December 31, 2022. The decrease of $11.3 million, or 23.7%, was primarily due to a $3.9 million reduction in retail marketing, a $3.6 million reduction in digital advertising, a decrease of $2.8 million in public relations activities and a $0.5 million decrease in product sample distribution.

Restructuring Expenses

	For the year ended December 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Restructuring	$2,205	$—	$2,205	100.0%

Restructuring expenses were $2.2 million for the year ended December 31, 2023. Restructuring costs are one of the elements of the Transformation Initiative. For the year ended December 31, 2023, restructuring costs included employee-related costs of $1.1 million, contract termination costs of $0.9 million, and asset-related costs of $0.2 million. For further details on the Transformation Initiative, refer to Note 17, "Restructuring" in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Research and Development Expenses

	For the year ended December 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Research and development	$6,214	$6,996	$(782)	(11.2)%

Research and development expenses were $6.2 million for the year ended December 31, 2023, as compared to $7.0 million for the year ended December 31, 2022. The decrease of $0.8 million, or 11.2%, was primarily due to activities related to the Transformation Initiative, as we realign resources to reflect the prioritization of higher-margin opportunities.

Interest and Other Income (Expense), Net

	For the year ended December 31,
	2023	2022	$ change	% change
(In thousands, except percentages)
Interest income (expense), net	$(269)	$494	$(763)	(154.5)%
Other income (expense), net	15	377	(362)	(96.0)
Interest and other income (expense), net	$(254)	$871	$(1,125)	(129.2)%

Interest and other income (expense), net was net expense of $0.3 million for the year ended December 31, 2023, as compared to net income of $0.9 million for the year ended December 31, 2022. The decrease of $1.1 million, or 129.2%, was primarily due to $0.7 million of other income related to the recognition of taxes and interest refunded from the Nevada
Department of Taxation legal settlement during the year ended December 31, 2022, partially offset by the write-off of unamortized debt issuance costs as we entered into the new 2023 Credit Facility.

Liquidity and Capital Resources

As of December 31, 2023, we had $32.8 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our consolidated financial statements. We will need to generate sufficient cash from operations or raise additional capital to meet our long-term working capital and capital expenditure needs. We also have availability under our 2023 Credit Facility, which was not drawn as of December 31, 2023.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by an availability block and certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the consolidated statements of comprehensive loss. For the year ended

December 31, 2023, the commitment fee incurred was immaterial. As of December 31, 2023, there were $3.7 million outstanding letters of credit and $17.7 million available to be drawn upon. As of December 31, 2023, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of December 31, 2023, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 8, "Credit Facilities," in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the year ended December 31,
(In thousands)	2023	2022
Net cash provided by (used in) operating activities	$19,353	$(76,275)
Net cash provided by investing activities	$3,835	$34,963
Net cash provided by financing activities	$122	$38

Operating Activities

Our largest source of operating cash is from the sales of our products through Digital and Retail channels to our consumers and customers. Our primary uses of cash from operating activities are for cost of revenue expenses, selling, general and administrative expenses, marketing expenses and research and development expenses. We have in the past generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale and maturity of short-term investments.

Net cash provided by operating activities of $19.4 million for the year ended December 31, 2023 was primarily due to a net increase in cash related to changes in operating assets and liabilities of $33.8 million, and non-cash adjustments of $24.8 million, offset by a net loss of $39.2 million. Non-cash adjustments primarily consisted of stock-based compensation of $15.8 million, amortization of operating Right-Of-Use ("ROU") assets of $6.2 million and depreciation and amortization of $2.7 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $42.2 million decrease in inventory, an $8.0 million decrease in prepaid expenses and other assets due to timing of payments, and a $1.4 million increase in deferred revenue, offset by $9.3 million in lower accounts payable and accrued expenses driven by lower inventory purchases due to our disciplined inventory management, a $7.7 million use of cash due to operating lease obligations and a $0.8 million increase in accounts receivable.

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

Net cash provided by investing activities of $3.8 million for the year ended December 31, 2023 was due to the proceeds from the maturities of short-term investments of $5.7 million, offset by the purchase of property and equipment of $1.8 million.

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

Net cash provided by financing activities of $122 thousand for the year ended December 31, 2023 primarily consisted of proceeds from the 2021 Employee Stock Purchase Plan ("ESPP"), partially offset by principal payments of financing lease obligations.

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

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; (6) CEO and CFO transition expenses; and (7) restructuring expenses in connection with the Transformation Initiative.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as CEO and CFO transition expenses and restructuring expenses in connection with the Transformation Initiative. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our revenue, net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the year ended December 31,
(In thousands)	2023	2022
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(39,238)	$(49,019)
Interest and other (income) expense, net	254	(871)
Income tax provision	75	110
Depreciation and amortization	2,740	2,753
Stock-based compensation(1)	15,804	15,078
Securities litigation expense	4,703	3,583
CEO and CFO transition expense(2)	2,075	5,766
Restructuring costs(3)	2,205	—
Payroll tax expense related to stock-based compensation	140	89
Adjusted EBITDA	$(11,242)	$(22,511)
____________

(1)    Includes accelerated equity awards related to prior separation agreements of an aggregate of $3.1 million with our former CEO and CFO, respectively, during the year ended December 31, 2023. Additionally, includes extension of post-termination stock option exercise periods for certain former executives, resulting in stock-based compensation expense of $0.5 million during the year ended December 31, 2023.
(2)    Includes sign-on bonus, relocation, legal, recruiting and separation costs.
(3)    See Note 17 “Restructuring” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for items included in restructuring expense.

Material Cash Requirements

We lease warehouse and office facilities under operating and finance lease agreements. We have unconditional purchase commitments for software service subscriptions, advertising services and certain other services. See Note 11, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our purchase obligations.

Recent Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements not yet adopted and recently adopted accounting pronouncements.

Critical Accounting Estimates

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Honest Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Honest Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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
March 8, 2024

We have served as the Company’s auditor since 2012.

The Honest Company, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$32,827	$9,517
Short-term investments	—	5,650
Accounts receivable, net	43,084	42,334
Inventories	73,490	115,664
Prepaid expenses and other current assets	8,371	15,982
Total current assets	157,772	189,147
Operating lease right-of-use asset	23,683	29,947
Property and equipment, net	13,486	14,327
Goodwill	2,230	2,230
Intangible assets, net	309	370
Other assets	4,141	4,578
Total assets	$201,621	$240,599
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,289	$24,755
Accrued expenses	32,209	38,010
Deferred revenue	2,212	815
Total current liabilities	56,710	63,580
Long term liabilities
Operating lease liabilities, net of current portion	21,738	29,842
Other long-term liabilities	34	817
Total liabilities	78,482	94,239
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2023 and 2022, none issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2023 and 2022; 95,868,421 and 92,907,351 shares issued and outstanding as of December 31, 2023 and 2022, respectively	9	9
Additional paid-in capital	602,198	586,213
Accumulated deficit	(479,068)	(439,830)
Accumulated other comprehensive loss	—	(32)
Total stockholders’ equity	123,139	146,360
Total liabilities and stockholders’ equity	$201,621	$240,599
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	For the year ended December 31,
	2023	2022	2021

Revenue	$344,365	$313,651	$318,639
Cost of revenue	243,833	221,336	209,467
Gross profit	100,532	92,315	109,172
Operating expenses
Selling, general and administrative	94,582	87,317	84,059
Marketing	36,440	47,782	54,260
Restructuring	2,205	—	—
Research and development	6,214	6,996	7,679
Total operating expenses	139,441	142,095	145,998
Operating loss	(38,909)	(49,780)	(36,826)
Interest and other income (expense), net	(254)	871	(1,776)
Loss before provision for income taxes	(39,163)	(48,909)	(38,602)
Income tax provision	75	110	77
Net loss	$(39,238)	$(49,019)	$(38,679)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.42)	$(0.53)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	94,516,690	92,201,806	71,126,218

Other comprehensive loss
Unrealized gain (loss) on short-term investments, net of taxes	32	9	(135)
Comprehensive loss	$(39,206)	$(49,010)	$(38,814)

The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	49,100,928	$376,404	34,089,186	$3	$116,055	$(352,977)	$94	$(236,825)
Net loss	—	—	—	—	—	(38,679)	—	(38,679)
Other comprehensive loss	—	—	—	—	—	—	(135)	(135)
Stock options exercised	—	—	1,170,803	—	5,730	—	—	5,730
Stock-based compensation	—	—	—	—	16,847	—	—	16,847
Vested restricted stock	—	—	173,835					—
Dividends paid ($0.42 per share)	—	—	—	—	(35,000)	—	—	(35,000)
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $12.2 million	—	—	6,451,613	1	91,038	—	—	91,039
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(49,100,928)	(376,404)	49,649,023	5	376,400	—	—	376,405
Common stock withheld for tax obligation and net settlement	—	—	(61,810)	—	(567)	—	—	(567)
Shares issued under employee stock purchase plan	—	—	39,490	—	291	—	—	291
Balance at December 31, 2021	—	$—	91,512,140	$9	$570,794	$(391,656)	$(41)	$179,106
Net loss	—	—	—	—	—	(49,019)	—	(49,019)
Other comprehensive loss	—	—	—	—	—	—	9	9
Stock options exercised	—	—	43,556	—	122	—	—	122
Stock-based compensation	—	—	—	—	15,078	—	—	15,078
Vested restricted stock	—	—	1,263,963	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	95,742	—	256	—	—	256
Common stock withheld for tax obligation and net settlement	—	—	(8,050)	—	(37)	—	—	(37)
ASC 842 transition effect	—	—	—	—	—	845	—	845
Balance at December 31, 2022	—	$—	92,907,351	$9	$586,213	$(439,830)	$(32)	$146,360
Net loss	—	—	—	—	—	(39,238)	—	(39,238)
Other comprehensive loss	—	—	—	—	—	—	32	32
Stock options exercised	—	—	2,300	—	4	—	—	4
Stock-based compensation	—	—	—	—	15,804	—	—	15,804
Vested restricted stock	—	—	2,831,801	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	126,969	—	177	—	—	177
Balance at December 31, 2023	—	$—	95,868,421	$9	$602,198	$(479,068)	$—	$123,139
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(39,238)	$(49,019)	$(38,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,740	2,753	4,146
Stock-based compensation	15,804	15,078	16,847
Other	6,257	6,345	311
Changes in assets and liabilities:
Accounts receivable, net	(750)	(10,550)	(8,989)
Inventories	42,174	(39,996)	1,001
Prepaid expenses and other assets	8,005	(4,358)	(6,114)
Accounts payable, accrued expenses and other long-term liabilities	(9,347)	10,396	(6,691)
Deferred revenue	1,396	83	14
Operating lease liabilities	(7,688)	(7,007)	—
Net cash provided by (used in) operating activities	19,353	(76,275)	(38,154)
Cash flows from investing activities
Purchases of short-term investments	—	(12,782)	(65,267)
Proceeds from sales of short-term investments	—	—	27,394
Proceeds from maturities of short-term investments	5,683	49,362	29,470
Purchases of property and equipment	(1,838)	(1,617)	(220)
Purchases of intangible assets	(10)	—	—
Net cash provided by (used in) investing activities	3,835	34,963	(8,623)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting commissions and discounts	—	—	96,517
Dividends paid	—	—	(35,000)
Proceeds from exercise of stock options	4	122	5,730
Payment of initial public offering costs	—	—	(5,477)
Taxes paid related to net share settlement of equity awards	—	(37)	(567)
Proceeds from ESPP	176	256	291
Payments on finance lease liabilities	(58)	(303)	(1,126)
Net cash provided by financing activities	122	38	60,368
Net increase (decrease) in cash, cash equivalents and restricted cash	23,310	(41,274)	13,591
Cash, cash equivalents and restricted cash
Beginning of the period	9,517	50,791	37,200
End of the period	$32,827	$9,517	$50,791

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$32,827	$9,517	$50,791
Restricted cash, current	—	—	—
Restricted cash, non-current	—	—	—
Total cash, cash equivalents and restricted cash	$32,827	$9,517	$50,791

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1	$8	$1,797
Income Taxes	116	$101	$76
Supplemental disclosures of noncash activities
Equipment acquired under capital lease obligations	$—	$—	$123
Capital expenditures included in accounts payable and accrued expenses	$25	$54	$33
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2023
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
1.     Nature of Business

The Honest Company, Inc. (the “Company”) was incorporated in the State of California on July 19, 2011 and on May 23, 2012 was re-incorporated in the State of Delaware under the same name. The Company is a personal care company dedicated to creating clean- and sustainably-designed products. The Company sells its products through digital and retail sales channels in the following product categories: Diapers and Wipes, Skin and Personal Care, and Household and Wellness.

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

Restructuring

The Company incurs restructuring costs in connection with the exiting of certain products and geographical locations, workforce reductions, and other actions. Such costs include employee termination benefits (one-time arrangements), termination of contractual obligations, non-cash asset charges, including asset impairments, and other direct incremental costs. The Company records employee termination liabilities once they are both probable and estimable for severance provided under the Company’s existing severance policy. Other costs associated with a restructuring initiative, such as consulting and professional fees, product or geographical exit costs, accelerated amortization associated with a restructuring initiative, are recognized in the period in which the liability is incurred. Accrued restructuring costs are recorded within Accrued Expenses in the consolidated balance sheets. Refer to Note 17, "Restructuring" included in these consolidated financial statements for more information on the Company's restructuring initiatives.

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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of December 31, 2023 and through the date these consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. For example, based on macro trends within our Household and Wellness product category, consumer demand for sanitizing and disinfecting products decreased over the past few years. As a result, the Company made a decision to exit certain elements of these products during the quarter ended March 31, 2023. Refer to Note 17, "Restructuring" included in these consolidated financial statements for more information on the Company's restructuring initiatives.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Investments

Investments consist of highly liquid investments in debt securities. Investments comprises commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities, which are classified as available-for-sale investments. The Company includes its available-for-sale investments in current assets because the securities represent investments of cash available for current operations. Available-for-sale investments are recorded at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Unrealized holding gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains or losses are recorded in interest and other income (expense), net. As of December 31, 2023, the Company did not hold any investments.

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

The Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	As of December 31,
	2023	2022
Customer A	49%	44%
Customer B	25%	15%

The Company’s customers that accounted for 10% or more of total revenue were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Customer A	31%	31%	28%
Customer B	30%	19%	22%

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

Accounts receivable is presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of our accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of our accounts receivable presented at the net realizable value. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may impact on the Company's customers' ability to pay. The allowance for credit losses was $0.4 million and $0.5 million, respectively, as of December 31, 2023 and 2022.

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

Leases

Effective January 1, 2022, the Company accounts for leases in accordance with Accounting Standards Codification No. 842, Leases (“ASC 842”). The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to six years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use ("ROU") assets and lease liability. The Company elected the practical expedient to not separate lease and non-lease components, as such non-lease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. As most of the Company's leases do not contain an implicit interest rate, the Company uses judgement to determine an incremental borrowing rate to use at lease commencement. Operating lease ROU assets and lease liabilities are recorded on the date the Company takes possession of the leased assets with expense recognized on a straight-line basis over the lease term. Leases with an estimated total term of 12 months or less are not recorded on the balance sheet and the lease expense is recognized on a straight-line basis over the lease term. Generally, the Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

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

For cloud-computing service arrangements, the Company capitalizes implementation costs consistent with internal-use software costs. Such capitalized costs are included within prepaid expenses and other current assets, for the current portion, and other assets, for the noncurrent portion, in the consolidated balance sheets and are expensed on a straight-line basis over the term of the service arrangement as selling, general and administrative expense. Capitalized implementation costs from cloud computing service arrangements were $1.1 million, net of $2.4 million of accumulated amortization as of December 31, 2023 and $1.0 million, net of $1.8 million of accumulated amortization as of December 31, 2022.

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

Goodwill is assessed for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, the Company will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including discount rate, growth rate, and future financial performance. Valuations of similar public companies may also be evaluated when assessing the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. The Company tests goodwill for impairment annually at October 31. The Company performed its annual goodwill impairment test as of October 31, 2023 and no impairment was identified.

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

A valuation allowance is recorded on deferred tax assets when it is determined that it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

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

Foreign Currency Transactions

The Company records foreign currency gains or losses in other income, net in the consolidated statements of comprehensive loss, related to transactions denominated in currencies other than the U.S. dollar. During the years ended December 31, 2023, 2022 and 2021, realized and unrealized foreign currency losses, net were immaterial, $0.2 million and $0.1 million, respectively.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for employees and non-employees based on the grant-date fair value of stock award over the applicable service period. For awards that vest based on continued service, stock-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards with performance vesting conditions, stock-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. The grant date fair value of restricted stock awards that contain service vesting conditions is estimated based on the fair value of the underlying shares on the grant date, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of being achieved.

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

Consumers may purchase gift cards, which are recorded as deferred revenue at the time of purchase. The Company recognizes revenue when these gift cards are redeemed for products and the revenue recognition criteria as described above have been met. For the years ended December 31, 2023, 2022 and 2021, revenue recognized from the use of gift cards was $0.6 million, $0.8 million and $0.9 million, respectively. As of December 31, 2023 and 2022, deferred revenue related to gift card purchases was $1.0 million and $0.8 million, respectively.

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

The following table summarizes the changes in the allowance for sales incentive programs for retail and third-party ecommerce customers:

	For the year ended December 31,
(In thousands)	2023	2022	2021
Beginning balance	$6,396	$6,494	$8,207
Charged to revenue	49,724	48,962	47,290
Charged to selling, general and administrative expense	659	550	—
Charged to marketing expense	17,056	12,541	16,150
Utilization of accrual for trade promotions	(64,522)	(61,954)	(65,153)
Reclassification to prepaid expenses and other current assets/accrued expenses	(933)	(197)	—
Ending balance	$8,380	$6,396	$6,494

As of December 31, 2023 and 2022, $6.8 million and $5.8 million, respectively, of the ending allowance balances were recorded as a reduction to accounts receivable.

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

Advertising costs are expensed as incurred. Media production costs are expensed the first time the advertisement is aired. Deferred advertising costs consist mainly of point of purchase displays that are specifically branded for the Company’s products and provided to retailers in order to facilitate the marketing of the Company’s products within retail stores. The point of purchase display costs are capitalized as deferred advertising costs and charged to marketing expense over the expected period of benefit, which generally ranges from one to three years. As of December 31, 2023 and 2022, the current portion of deferred advertising costs was $0.4 million and $1.6 million, respectively, which is included in prepaid expenses and other current assets. As of December 31, 2023 and 2022, the noncurrent portion of deferred advertising costs was immaterial, respectively, which is included in other assets. Advertising expense was $33.8 million, $44.8 million and $49.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. This guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. In November 2019, FASB issued ASU No. 2019-10 which delayed the effective dates of the guidance. This guidance is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) for fiscal years beginning after December 15, 2019 and all other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted this standard, which did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity discloses, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. The Company does not expect the adoption of ASU No. 2023-07 to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU No. 2023-09 to have a material impact on the Company’s consolidated financial statements or disclosures.

3.Revenue

Disaggregation of Revenue

Revenue by sales channel:	For the year ended December 31,
	2023	2022	2021
(In thousands)
Digital	$169,015	$141,403	$157,546
Retail	175,350	172,248	161,093
Total revenue	$344,365	$313,651	$318,639

Revenue by product category:	For the year ended December 31,
	2023	2022	2021
(In thousands)
Diapers and Wipes	$218,263	$200,429	$200,923
Skin and Personal Care	88,104	89,316	101,697
Household and Wellness	37,998	23,906	16,019
Total revenue	$344,365	$313,651	$318,639
Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the year ended December 31, 2023, the Company did not enter into any new trade agreements.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.0 million, $3.2 million and $4.2 million, respectively, of revenue and $0.0 million, $1.7 million and $2.2 million, respectively, of associated cost of revenue based on the timing of delivery of goods, related to these marketing and transportation credits. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they become determinable. For the years ended December 31, 2023, 2022 and 2021, the Company recorded no impairment losses related to these credits and used an aggregate of $0.3 million, $1.4 million and $0.4 million, respectively, of credits.

4.    Intangible Assets, Net
Intangible assets consisted of the following:

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Tradenames	$780	$(541)	$239
Domain names	287	(217)	70
Total intangible assets, net	$1,067	$(758)	$309

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Tradenames	$770	$(489)	$281
Domain names	287	(198)	89
Total intangible assets, net	$1,057	$(687)	$370
As of December 31, 2023 and 2022, the weighted average remaining useful lives for tradenames and domain names was 5.7 years and 3.9 years, respectively, and 6.2 years and 4.8 years, respectively.
Amortization expense was $0.1 million for each of the years ended December 31, 2023, 2022 and 2021, respectively. Estimated future amortization expense for each of the following five years ending December 31 and thereafter is as follows:

(in thousands)
2024	$71
2025	71
2026	71
2027	30
2028	23
Thereafter	43
$309
5.    Property and Equipment, Net
Property and equipment consisted of the following:

	As of December 31,
	2023	2022
(in thousands)
Machinery and equipment	$13,850	$12,198
Computer and office equipment	1,700	1,794
Capitalized software	5,094	5,989
Furniture and fixtures	4,335	4,334
Leasehold improvements	15,829	15,839
Subtotal	40,808	40,154
Accumulated depreciation and amortization	(27,322)	(25,827)
Total property and equipment, net	$13,486	$14,327
For each of the years ended December 31, 2023, 2022 and 2021, depreciation of equipment under capital lease obligations was $0.0 million, $0.3 million and $0.4 million, respectively.

Total depreciation and amortization expense for property and equipment, inclusive of depreciation expense for equipment under capital lease obligations consisted of the following:

	For the year ended December 31,
	2023	2022	2021
(In thousands)
Cost of revenues	$931	$1,013	$2,198
Research and development	223	195	186
Selling, general and administrative	1,515	1,474	1,697
Total depreciation and amortization expense	$2,669	$2,682	$4,081

6.     Investments

All investments in debt securities, if any, are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of December 31, 2023, the Company did not hold any investments in debt securities. As of December 31, 2022, the Company held $5.7 million of investments with contractual maturities of less than one year. As of December 31, 2022, the Company did not have any investments with contractual maturities between one and two years. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).

The following table summarizes the Company’s available-for-sale investments:

	As of December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
(In thousands)
Corporate bonds	$3,216	$—	$(24)	$3,193
Commercial paper	582	—	—	582
Certificates of deposit	1,884	—	(9)	1,875
Total investments	$5,682	$—	$(33)	$5,650

Realized gains and losses on investments in debt securities for the years ended December 31, 2023, 2022 and 2021 were immaterial. Unrealized losses on investments for the year ended December 31, 2023 was immaterial.

7.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$5,589	$—	$—	$5,589
Total cash equivalents	5,589	—	—	5,589

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$9,595	$—	$—	$9,595
Total cash equivalents	9,595	—	—	9,595
Short-term investments
Corporate bonds	—	3,193	—	3,193
Commercial paper	—	582	—	582
Certificates of deposit	—	1,875	—	1,875
Total short-term investments	—	5,650	—	5,650
Total	$9,595	$5,650	$—	$15,245

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

8.     Credit Facilities

2021 Credit Facility

In April 2021, the Company entered into a first lien credit agreement (“2021 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provided for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2021 Credit Facility included a subfacility that provided for the issuance of letters of credit in an amount of up to $10.0 million at any time outstanding, which reduced the amount available under the 2021 Credit Facility. As of December 31, 2022, there were outstanding standby letters of credit of $4.8 million related to lease obligations with $30.2 million available to be drawn upon. The 2021 Credit Facility was subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the revolving credit facility. The Company recognized the commitment fee as incurred in interest and other expense, net in the consolidated statements of comprehensive loss. For the year ended December 31, 2022, the commitment fee incurred was immaterial. As of December 31, 2022, there was no outstanding balance under the 2021 Credit Facility. In January 2023, the 2021 Credit Facility was terminated and replaced in its entirety with the 2023 Credit Facility (defined below).

2023 Credit Facility

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by an availability block and certain reserves, if any. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the consolidated statements of comprehensive loss. For the year ended December 31, 2023, the commitment fee incurred was immaterial. As of December 31, 2023, there were $3.7 million outstanding letters of credit and $17.7 million available to be drawn upon. As of December 31, 2023, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of December 31, 2023, the Company is in compliance with all covenants under the 2023 Credit Facility.

9.     Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2023	2022
(In thousands)
Payroll and payroll related expenses(1)	$8,007	$6,790
Accrued inventory purchases	9,368	17,050
Accrued returns	269	318
Accrued rent(2)	8,105	7,688
Accrued restructuring(3)	356	—
Other accrued expenses	6,104	6,164
Total accrued expenses	$32,209	$38,010
_______________

(1) Includes $1.2 million and $4.3 million of Chief Executive Officer and Chief Financial Officer executive transition related expense as of December 31, 2023 and 2022, respectively.
(2) Represents short-term operating lease liabilities. Refer to Note 16, "Leases" included in these consolidated financial statements for more information on leases.
(3) Refer to Note 17, "Restructuring" included in these consolidated financial statements for more information on the Company's restructuring initiative.

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

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021 the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter was $0.7 million including penalties and interest, for which the Company has paid $0.6 million as of December 31, 2021. During the year ended December 31, 2021, the Company recorded interest expense of $0.1 million in interest and other expense, net on the consolidated statements of comprehensive loss. The Company filed its Notice of Appeal on July 1, 2021 and its opening brief on January 28, 2022. The Department filed its answering brief on March 4, 2022 and the Company filed its reply brief on March 23, 2022. The Nevada Tax Commission heard the appeal on May 2, 2022. The Nevada Tax Commission upheld the Company's appeal and overturned the Department's Deficiency Notice. The Company submitted a refund request for the taxes and interest paid, following the Department's June 9, 2021 decision, that were subject to abatement under the December 2016 Abatement Agreement. The Company recognized $0.7 million in other income in interest and other expense, net on the consolidated statements of comprehensive loss during the year ended December 31, 2022 related to the refund of taxes and interest paid.

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

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s IPO. A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022, alleging claims and seeking relief under Sections 11 and 15 of the Securities Act of 1933 relating to the Company’s IPO. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On May 1, 2023, the Lead Plaintiff’s motion for class certification in the consolidated class action was granted in part and denied in part, with the U.S. District Court for the Central District of California limiting the certified class to only those persons and entities that purchased or otherwise acquired the Company’s publicly traded common stock pursuant and traceable to the Company’s IPO offering documents prior to August 19, 2021, as well as all persons and entities that acquired ownership of a trading account, retirement account, or any other similar investment account or portfolio containing the Company’s publicly traded common stock that was purchased or otherwise acquired pursuant and traceable to the IPO offering documents prior to August 19, 2021, and were damaged thereby. On August 14, 2023 the Lead Plaintiff filed an amended consolidated class action complaint naming as additional defendants Catterton Management Company L.L.C., L Catterton VIII, L.P., L. Catterton VIII Offshore, L.P., THC Shared Abacus, LP, Catterton Managing Partner VIII, L.L.C., and C8 Management, L.L.C. On October 16, 2023 those additional defendants filed a motion to dismiss the Second Amended Complaint with respect to the claims against them. On January 31, 2024, that motion to dismiss was granted by the court to the extent those additional defendants challenged the claims as untimely. The court granted Lead Plaintiff leave to amend within fourteen days of that order. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware on October 19, 2022 with similar allegations. Each of these federal and state court derivative cases have been stayed pending the outcome of a motion for summary judgment in the securities class action. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in these matters.

On August 10, 2022, Catrice Sida and Kris Yerby filed a putative class action complaint in the U.S. District Court for the Northern District of California alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, breach of warranty, and unjust enrichment related to plant-based claims on certain of the Company’s wipes products and seeking declaratory relief, injunctive relief, monetary damages, punitive damages and statutory penalties, and attorneys’ fees and costs. The Company filed its motion to dismiss on October 17, 2022. On December 6, 2022, the Company's motion to dismiss was denied. The Company’s motion to stay pending the Ninth Circuit Court of Appeals’ review of the Central District of California’s decision in Whiteside v. Kimberly-Clark Corp., No. 5:22-cv-1988 JGB (SPx), 2023 WL 4328175 (C.D. Cal. June 1, 2023) was denied on September 5, 2023. On February 20, 2024, the parties filed a Notice of Settlement to notify the court that the parties have agreed to settle the matter on an individual, non-class basis. The plaintiffs will file a Stipulation of Dismissal upon finalization of the settlement agreement.

As of December 31, 2023 and 2022, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of December 31, 2023 and 2022, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

Purchase Commitments

The Company has unconditional purchase commitments for software service subscriptions, advertising services and certain other services. Future minimum payments under these unconditional purchase commitments are as follows:

(In thousands)
Years Ending December 31,
2024	$3,369
2025	1,145
2026	474
2027	174
2028	—
Thereafter	—
Future minimum payments	$5,162

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

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value (in thousands)

Outstanding at December 31, 2021	16,440,539	$5.26	5.4	$46,589
Granted	—	$—
Exercised	(43,556)	$2.81
Forfeited/Cancelled	(1,508,976)	$5.50
Outstanding at December 31, 2022	14,888,007	$5.24	4.0	$3,024
Granted	—	$—
Exercised	(2,300)	$1.70
Forfeited/Cancelled	(1,569,911)	$5.17
Outstanding at December 31, 2023	13,315,796	$5.25	3.0	$—

Exercisable at December 31, 2022	14,503,073	$5.23	3.9	$3,024
Exercisable at December 31, 2023	13,266,609	$5.25	3.0	$—

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

The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 were immaterial, $0.1 million and $6.0 million, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. The total fair value of options vested during the years ended December 31, 2023, 2022 and 2021 were $0.7 million, $2.0 million and $7.9 million, respectively.

As of December 31, 2023 and 2022, there was $0.1 million and $1.0 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.5 years and 1.3 years, respectively.

During the year ended December 31, 2023, the Company extended the post-termination exercise period for each outstanding stock option held by certain former executives such that the post-termination exercise period will end on the earlier of (i) the original expiration date of the stock option, or (ii) the date that is the 3-year anniversary of certain former executives no longer providing services to the Company. There were no changes to the exercise price or other terms of these stock options, and these stock options were already fully vested prior to the modification. As a result of this modification, we recognized incremental stock-based compensation expense of $0.5 million for the year ended December 31, 2023.

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

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2021	103,561	2,867,306	$16.00	$13.58
Granted	485,806	3,113,741	$3.51	$5.07
Vested(1)	(131,775)	(1,121,573)	$13.38	$12.20
Forfeited	(4,641)	(694,071)	$8.09	$10.54
Unvested RSUs at December 31, 2022	452,951	4,165,403	$3.44	$8.09
Transfer from Employee to Non-Employee Director(2)	1,147,566	(1,147,566)	$9.02	$9.02
Granted	1,376,563	7,505,557	$2.01	$1.71
Vested(1)	(1,382,224)	(1,449,577)	$5.84	$6.31
Forfeited	(637,657)	(1,774,563)	$7.07	$5.44
Unvested RSUs at December 31, 2023	957,199	7,299,254	$2.19	$2.38
_______________
(1) The Company extended the post-termination stock option exercise period for certain former executives, resulting in stock-based compensation expense of $0.5 million during the year ended December 31, 2023. Additionally, the Company modified certain former executives' RSUs to accelerate vesting, resulting in stock-based compensation expense of $3.1 million during the year ended December 31, 2023.
(2) Relates to former Chief Executive Officer ("CEO") RSUs that were reclassified to non-employee director shares for disclosure purposes. The former CEO was not re-nominated for election by the Board in connection with the annual stockholder meeting in May 2023.

As of December 31, 2023 and 2022, there was $16.6 million and $31.2 million, respectively, of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.0 years and 2.5 years, respectively.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. The first offering period under the 2021 ESPP commenced in May 2021 and the second offering in November 2021. For the year ended December 31, 2023 and 2022, employees who elected to participate in the ESPP purchased 126,969 and 95,742 shares of common stock, respectively, under the 2021 ESPP, resulting in cash proceeds to the Company of $0.2 million and $0.3 million, respectively. The weighted average price at purchase was $1.39 and $2.68 per share, respectively. As of December 31, 2023 and 2022, the Company had 2,756,394 and 1,955,107, respectively, remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

	For the Year Ended December 31,
	2023			2022
Expected life of options (in years)	0.50			0.50
Expected stock price volatility	69.20%	—	86.19%	73.27%	—	79.56%
Risk free interest rate	5.36%	—	5.43%	1.52%	—	4.65%
Expected dividend yield	—%			—%
Weighted average grant-date fair value per share	$0.56	—	$0.67	$1.09	—	$1.12

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules.

On March 21, 2023, the Company granted 1,845,238 RSUs to the Chief Executive Officer under the Inducement Plan. On May 18, 2023, the Company granted 843,565 RSUs to the Chief Growth Officer under the Inducement Plan. On November 1, 2023, the Company granted 827,357 RSUs to the Chief Financial Officer under the Inducement Plan.

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the year ended December 31,
	2023	2022	2021
(In thousands)
Selling, general and administrative(1)	$15,465	$14,593	$15,820
Research and development	339	485	1,027
Total stock-based compensation expense	$15,804	$15,078	$16,847
__________________

(1) The Company extended the post-termination stock option exercise period for certain former executives, resulting in stock-based compensation expense of $0.5 million during the year ended December 31, 2023. Additionally, the Company modified certain former executives' RSUs to accelerate vesting, resulting in stock-based compensation expense of $3.1 million during the year ended December 31, 2023.

13.Net Income (Loss) per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires net income be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. In periods where the Company has net losses, losses are not allocated to participating securities as they are not required to fund the losses. The Company considered its redeemable convertible preferred stock to be participating securities as preferred stockholders have rights to participate in dividends with the common stockholders.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the year ended December 31,
(In thousands, except for share and per share values)	2023	2022	2021
Numerator:
Net loss	$(39,238)	$(49,019)	$(38,679)
Add: gain on conversion of preferred stock(1)	—	—	28,994
Less: dividends paid to preferred stockholders(2)	—	—	(20,637)
Net loss attributable to common stockholders - basic and diluted	$(39,238)	$(49,019)	$(30,322)

Denominator:
Weighted average shares of common stock outstanding - basic	94,516,690	92,201,806	71,126,218
Weighted average shares of common stock outstanding - diluted	94,516,690	92,201,806	71,126,218

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.42)	$(0.53)	$(0.43)
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

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the year ended December 31,
	2023	2022	2021
Stock options to purchase common stock	13,315,796	14,888,007	16,440,539
Unvested restricted stock units	8,256,453	4,618,354	2,970,867
Employee stock purchase plan	71,142	62,438	39,157
Total	21,643,391	19,568,799	19,450,563

14.     Income Taxes

The components of income tax provision consisted of the following:

	For the year ended December 31,
	2023	2022	2021
(In thousands)
Current
Federal	$—	$—	$—
State	75	110	77
Foreign	—	—	—
	75	110	77
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Income tax provision	$75	$110	$77

The reconciliation of the income tax benefit computed at the U.S. federal statutory rate of 21% to the Company’s income tax provision is as follows:

	For the year ended December 31,
	2023	2022	2021
(In thousands)
Income tax benefit at the federal statutory rate	$(8,203)	$(10,271)	$(8,106)
State income taxes, net of federal benefit	(90)	(625)	(143)
Permanent differences for equity compensation	2,587	2,604	5,156
Nondeductible items	142	53	84
Nondeductible compensation	1,218	302	1,349
Change in valuation allowance	4,654	8,047	1,737
Other adjustments	(233)	—	—
Income tax provision	$75	$110	$77

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows:

	As of December 31,
(In thousands)	2023	2022
Deferred tax assets
Intangible assets	$75	$95
Property and equipment	867	815
Accrued expenses	1,488	653
Deferred revenue	113	51
Allowances, reserves and other	2,013	2,796
Stock-based compensation	7,728	8,335
Section 174 capitalized expenses	4,346	1,456
Net operating loss and other carryforwards	87,327	85,176
Total deferred tax assets	103,957	99,377
Valuation allowance	(98,771)	(94,103)
Net deferred tax assets	5,186	5,274
Deferred tax liabilities
Prepaid expenses	(376)	(364)
State taxes	(4,810)	(4,910)
Total deferred tax liabilities	(5,186)	(5,274)
Net deferred taxes	$—	$—

Effective January 1, 2022, the Tax Cuts and Jobs Act ("TCJA") of 2017 eliminated the option to deduct research and development expenses in the current year and now requires taxpayers to capitalize and amortize research and development expenses to Internal Revenue Code of 1986, as amended, (“IRC”) Section 174. Although Congress is considering legislation that would reinstate and extend Section 174 expensing for certain research and development expenses, the possibility that this will happen is uncertain. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As of December 31, 2023 and 2022, the Company's deferred tax assets related to capitalized research and development expenses were $4.3 million and $1.5 million, respectively.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards tax effect of $311.0 million and $274.0 million, respectively. As of December 31, 2022, The Company had federal and state net operating loss carryforwards tax effect of $301.0 million and $272.0 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2032. As of December 31, 2023 and 2022, the Company did not have any state tax credits. Federal net operating losses generated after January 1, 2018 would not expire, but would only be available to offset up to 80% of the Company’s future taxable income.

The IRC imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events which may cause limitation in the amount of the net operating losses and credits that the Company utilizes in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company performed a study to determine whether net operating losses and credit carryover limitations exist under Section 382 as of December 31, 2020, and determined that a portion of the net operating losses that were generated during 2013 and prior are subject to Section 382 annual limitations. As of December 31, 2023 and 2022, these limitations did not cause any of the limited net operating losses to be permanently lost.

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

A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2023, a full valuation allowance has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The following table summarizes the changes in the valuation allowance:

	For the year ended December 31,
	2023	2022	2021
(In thousands)
Beginning balance	$94,103	$86,659	$84,934
Increase to valuation allowance	4,654	8,047	1,737
Decrease due to adoption of ASC 842	—	(613)	—
Other increases (decreases)	14	10	(12)
Ending balance	$98,771	$94,103	$86,659

The Company is subject to taxation in the U.S. federal and various state jurisdictions. During the years ended December 31, 2023 and 2022, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the consolidated statements of comprehensive loss. The Company is subject to examination from federal tax authorities for years 2020, 2021 and 2022. To the extent allowed by law, the federal and state tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating loss or credit carryforward.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions that became effective on January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. The Company does not currently expect any material changes on its consolidated financial position, results of operations and cash flows.

15.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.04 million, $0.2 million and $0.6 million of advertising costs for this related party during the years ended December 31, 2023, 2022 and 2021, respectively, which is reported as marketing expense in the Company’s consolidated statements of comprehensive loss.

In May 2022, the Company engaged, Vault Co., a third-party consultant, to develop and deliver an ongoing brand tracker for the Company. Vault Co. is owned by a major shareholder of the Company. Based on services provided, the Company incurred $0.03 million and $0.1 million, respectively, of advertising costs for this related party during the year ended December 31, 2023 and 2022, which is reported as marketing expense in the Company’s consolidated statements of comprehensive loss.

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

In connection with two of the Company’s facilities leases, the Company is required to obtain irrevocable letters of credit in lieu of security deposits. The letters of credit totaled $3.7 million and $4.8 million as of December 31, 2023 and 2022, respectively, and expire within a set number of days after the expirations of the facilities leases. In connection with the Company’s office facility lease, following the fourth year of the lease, the letter of credit balance can be reduced annually by a stated amount in the lease agreement, so long as the Company complies with certain covenants. In connection with the Company’s warehouse lease, the letter of credit balance is reduced annually by a stated amount in the lease agreement, so long as the Company complies with certain covenants.

The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2023	2022
Finance lease expense:
Amortization	$50	$263
Interest on lease liabilities	—	7
Operating lease expense:
Operating lease expense(1)	7,168	7,153
Sublease income	(2,006)	(2,006)
Total lease expense, net	$5,212	$5,417
______________________

(1)     Represents the straight-line lease expense of operating leases, inclusive of amortization of ROU assets and the interest component of operating lease liabilities.

For the year ended December 31, 2021, rent expense under ASC 840 was $5.0 million. For the year ended December 31, 2021, sublease rent income was $2.5 million.

Based on the nature of the ROU assets, amortization of finance leases and amortization of operating ROU assets, operating lease expense and other lease expense are recorded within either cost of revenue or selling, general and administrative expenses and interest on finance lease liabilities is recorded within interest and other expense, net in the consolidated statements of comprehensive loss.

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s consolidated balance sheets (in thousands):

		As of December 31,
Assets	Financial Statement Line Item	2023	2022
Finance lease assets	Property and equipment, net	$17	$70
Operating lease assets	Operating lease right-of-use asset	23,683	29,947
Total lease assets		$23,700	$30,017
Liabilities
Current
Finance lease liabilities	Accrued expenses	23	52
Operating lease liabilities	Accrued expenses	8,105	7,688
Non-current
Finance lease liabilities	Other long-term liabilities	—	22
Operating lease liabilities	Operating lease liabilities, net of current portion	21,738	29,842
Total lease liabilities		$29,866	$37,604

Supplemental information related to the Company’s leases for the year ended December 31, 2023 was as follows:

	For the year ended December 31,
	2023	2022
Weighted-average remaining lease term (in years)
Finance leases	0.6	1.4
Operating leases	4.1	4.5
Weighted-average discount rate
Finance leases	2.77%	3.00%
Operating leases	2.29%	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$1	$8
Operating cash flows used in operating leases	$7,688	$7,007
Finance cash flows used in finance leases	$58	$303
The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the year ended December 31, 2023 for either finance or operating leases.

Future minimum lease payments required under operating and finance leases as of December 31, 2023, were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$8,704	22
2025	8,950	1
2026	9,201	—
2027	4,246	—
2028	—	—
Thereafter	—	—
Future minimum lease payments	$31,101	$23
Less: Amount representing interest	(1,258)	—
Present value of future lease payments	$29,843	$23

17.     Restructuring

Transformation Initiative

In 2023, the Company executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen the Company’s cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise.

Restructuring costs are one of the elements of the Transformation Initiative and are included in restructuring on the consolidated statements of comprehensive loss:

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
•Contract Terminations – Costs related to contract terminations include continuing payments to a third-party after the Company has ceased benefiting from the rights conveyed in the contract, or a payment made to terminate a contract prior to its expiration.

Other costs associated with the Transformation Initiative are comprised of the following:

•Sales Returns and Cost of Revenue – Product returns, chargebacks and markdowns are recorded as a reduction to revenue and inventory write-offs, write-downs or destruction costs as a direct result of the restructuring initiatives to exit certain products or geographic locations are recorded as a component of cost of revenue on the consolidated statements of comprehensive loss when estimable and reasonably assured.
•Other Costs – The Company incurred other costs related to the restructuring initiatives, which are included in selling, general and administrative expense on the consolidated statements of comprehensive loss and primarily include the following:
▪Donation expenses related to inventory reserves, including tariffs, and
▪Consulting and other professional services.

	Restructuring Costs
	Employee-Related Costs	Asset-Related Costs	Contract Terminations	Total
Charges for the year ended December 31, 2023	$1,142	$193	$870	$2,205

Changes in accrued expenses as of December 31, 2023 relating to the Transformation Initiative were:

	Restructuring Costs
	Employee-Related Costs(1)	Contract Terminations	Inventory Reserves	Total
Balance at December 31, 2022	$—	$—	$—	$—
Charges (adjustments)	1,142	479	5,166	6,787
Cash payments	(786)	(479)	(500)	(1,765)
Non-cash asset write-offs	—	—	(2,085)	(2,085)
Balance at December 31, 2023	$356	$—	$2,581	$2,937
___________

(1) Included in accrued expenses as of December 31, 2023. Refer to Note 9, "Accrued Expenses" included elsewhere in these consolidated financial statements.

The Company records costs associated with the restructuring initiatives once the relevant accounting criteria have been met. Accrued restructuring costs of $0.4 million related to severance costs as of December 31, 2023 are expected to result in cash expenditures funded from cash provided by operations in future periods and is included in accrued expenses on the consolidated balance sheets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended December 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions “Election of Directors”, “Delinquent Section 16(a) Reports”, and “Information Regarding the Board and Corporate Governance” in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance” in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Transactions with Related Persons and Indemnification” and “Information Regarding the Board and Corporate Governance in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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

Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40378	3.1	5/11/2021
3.2	Amended and Restated Bylaws of the Company.	10-K	001-40378	3.2	3/16/2023
4.1	Form of Common Stock Certificate	10-K	001-40378	4.1	3/28/2022
4.2	Description of Capital Stock	10-K	001-40378	4.2	3/28/2022
10.1	Amended and Restated Investors’ Rights Agreement, dated as of June 11, 2018.	S-1	333-255150	10.1	4/9/2021
10.2+	2011 Stock Incentive Plan and forms of agreements thereunder.	S-1	333-255150	10.2	4/9/2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-255150	10.3	4/20/2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-255150	10.4	4/20/2021
10.5+	Non-Employee Director Compensation Policy.	S-1/A	333-255150	10.5	4/26/2021
10.6+	Form of Indemnity Agreement entered into by and between the Company and each director and executive officer.	S-1/A	333-255150	10.6	4/20/2021
10.7+	Amended and Restated Employment Agreement, dated April 26, 2021, by and between the Company and Jessica Warren.	S-1/A	333-255150	10.8	4/26/2021
10.8+	Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Brendan Sheehey.	S-1/A	333-255150	10.16	4/26/2021
10.9	Office Lease, dated as of July 8, 2015, by and between the Company and CV Latitude 34 LLC.	S-1	333-255150	10.17	4/9/2021
10.10	Warehouse Lease Agreement, dated as of November 16, 2016, by and between the Company and GLP US Management LLC (as successor in interest to PHI Donovan Land, LLC), as amended.	S-1	333-255150	10.18	4/9/2021
10.11+	Employment Agreement, dated April 22, 2022, by and between the Company and Steve Winchell.	10-Q	001-40378	10.1	5/13/2022
10.12+	Employment Agreement, dated April 13, 2023, by and between the Company and Katherine Barton.	10-Q	001-40378	10.1	5/9/2023

10.13+	Employment Agreement, dated August 31, 2023, by and between the Company and David Loretta.	10-Q	001-40378	10.1	11/8/2023
10.14+	Separation Agreement and Release of Claims, dated September 29, 2023, by and between the Company and Kelly Kennedy.	10-Q	001-40378	10.2	11/8/2023
10.15	Credit Agreement dated January 25, 2023, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-40378	10.1	1/27/2023
10.16+	Separation Agreement and Release of Claims, dated January 10, 2023, by and between the Company and Nikolas Vlahos.	10-K	001-40378	10.5	3/16/2023
10.17+	Employment Agreement, dated January 9, 2023, by and between the Company and Carla Vernón.	10-K	001-40378	10.6	3/16/2023
10.18	2023 Inducement Plan	8-K	001-40378	10.1	3/16/2023
10.19	Form of Global RSU Award Grant Notice and Global RSU Award Agreement under the 2023 Inducement Plan	8-K	001-40378	10.2	3/16/2023
10.20†	Third Amended and Restated Contract Manufacturing Agreement, dated as of January 1, 2024 by and between the Company and Valor Brands LLC, a.k.a. Ontex North America.					X
10.21+	Employment Agreement, dated January 1, 2024, by and between the Company and Dorria Ball.					X
21.1	List of Subsidiaries	10-K	001-40378	21.1	3/16/2023
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97*	The Honest Company, Inc. Clawback Policy	X
101.INS 101.SCH 101.CAL	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan
* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
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

The Honest Company, Inc.
Date: March 8, 2024	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carla Vernón, David Loretta and Brendan Sheehey, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carla Vernón	Chief Executive Officer and Director	March 8, 2024
Carla Vernón	(Principal Executive Officer)
/s/ David Loretta	Executive Vice President, Chief Financial Officer	March 8, 2024
David Loretta	(Principal Financial and Accounting Officer)
/s/ Jessica Warren	Chief Creative Officer and Director	March 8, 2024
Jessica Warren
/s/ Katie Bayne	Director	March 8, 2024
Katie Bayne
/s/ Michael Barkley	Director	March 8, 2024
Michael Barkley
/s/ Susan Gentile	Director	March 8, 2024
Susan Gentile
/s/ John R. Hartung	Director	March 8, 2024
John R. Hartung
/s/ Alissa Hsu Lynch	Director	March 8, 2024
Alissa Hsu Lynch
/s/ Andrea Turner	Director	March 8, 2024
Andrea Turner
/s/ James D. White	Director	March 8, 2024
James D. White