Form 10-Q
period 2024-03-31
Honest Company, Inc.
filed 2024-05-08
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 98,637,688 shares of common stock, $0.0001 par value per share outstanding.

The Honest Company, Inc.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part II, Item 1A, “Risk Factors,” if any, and other factors set forth in other parts of this Quarterly Report on Form 10-Q as well as in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition, including our ability to achieve or sustain profitability; our ability to continue to launch new products; momentum in our business; our ability to attract and retain customers; our ability to execute on and to continue driving benefits from our Transformation Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline; our marketing strategies; our continued focus on research, development and innovation; our expectations regarding consumer demand and the timing and amount of orders from key customers; the effect of macroeconomic factors, including supply chain disruptions and inflationary pressures; anticipated trends, growth rates, and challenges in our business and in the markets in which we operate; and our ability to execute on other business strategies, plans and objectives of management for future operations.

ii.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$33,585	$32,827
Accounts receivable, net	40,507	43,084
Inventories	74,502	73,490
Prepaid expenses and other current assets	7,770	8,371
Total current assets	156,364	157,772
Operating lease right-of-use asset	22,090	23,683
Property and equipment, net	12,824	13,486
Goodwill	2,230	2,230
Intangible assets, net	291	309
Other assets	4,272	4,141
Total assets	$198,071	$201,621
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,304	$22,289
Accrued expenses	26,416	32,209
Deferred revenue	1,942	2,212
Total current liabilities	53,662	56,710
Long term liabilities
Operating lease liabilities, net of current portion	19,642	21,738
Other long-term liabilities	—	34
Total liabilities	73,304	78,482
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2024 and December 31, 2023, none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2024 and December 31, 2023; 97,168,703 and 95,868,421 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	605,229	602,198
Accumulated deficit	(480,471)	(479,068)
Total stockholders’ equity	124,767	123,139
Total liabilities and stockholders’ equity	$198,071	$201,621

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2024	2023

Revenue	$86,217	$83,388
Cost of revenue	54,335	63,186
Gross profit	31,882	20,202
Operating expenses
Selling, general and administrative	22,420	25,817
Marketing	9,096	10,234
Restructuring	—	1,350
Research and development	1,681	1,459
Total operating expenses	33,197	38,860
Operating loss	(1,315)	(18,658)
Interest and other income (expense), net	(63)	(189)
Loss before provision for income taxes	(1,378)	(18,847)
Income tax provision	25	20
Net loss	$(1,403)	$(18,867)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.01)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	96,273,168	93,106,075

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	—	19
Comprehensive loss	$(1,403)	$(18,848)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	92,907,351	$9	$586,213	$(439,830)	$(32)	$146,360
Net loss	—	—	—	—	—	(18,867)	—	(18,867)
Other comprehensive loss	—	—	—	—	—	—	19	19
Stock-based compensation	—	—	—	—	3,772	—	—	3,772
Vested restricted stock units	—	—	549,484	—	—	—	—	—
Balances at March 31, 2023	—	$—	93,456,835	$9	$589,985	$(458,697)	$(13)	$131,284

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	—	95,868,421	$9	$602,198	$(479,068)	$—	$123,139
Net loss	—	—	—	—	—	(1,403)	—	(1,403)
Stock options exercised	—	—	126,000	—	508	—	—	508
Stock-based compensation	—	—	—	—	2,523	—	—	2,523
Vested restricted stock units	—	—	1,174,282	—	—	—	—	—
Balances at March 31, 2024	—	—	97,168,703	$9	$605,229	$(480,471)	$—	$124,767

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,403)	$(18,867)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	717	668
Stock-based compensation	2,523	3,772
Other	1,593	1,545
Changes in assets and liabilities:
Accounts receivable, net	2,577	(2,894)
Inventories	(1,012)	17,191
Prepaid expenses and other assets	471	7,884
Accounts payable, accrued expenses and other long-term liabilities	(2,873)	(10,845)
Deferred revenue	(269)	670
Operating lease liabilities	(1,988)	(1,885)
Net cash provided by (used in) operating activities	336	(2,761)
Cash flows from investing activities
Proceeds from maturities of short-term investments	—	2,953
Purchases of property and equipment	(76)	(473)
Net cash (used in) provided by investing activities	(76)	2,480
Cash flows from financing activities
Proceeds from exercise of stock options	508	—
Payments on finance lease liabilities	(10)	(15)
Net cash provided by (used in) financing activities	498	(15)
Net increase (decrease) in cash and cash equivalents	758	(296)
Cash and cash equivalents
Beginning of the period	32,827	9,517
End of the period	$33,585	$9,221

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$1	$25
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2024
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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023. The condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP.
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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of March 31, 2024 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable is presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the net realizable value. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may impact on the Company's customers' ability to pay. The allowance for credit losses was $0.4 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity discloses, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. The Company does not expect the adoption of ASU No. 2023-07 to have a material impact on the Company’s consolidated financial statements or disclosures.

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

3.Revenue

The Company had previously presented its revenue by sales channel of Digital and Retail and by product category of Diapers and Wipes, Skin and Personal Care and Household and Wellness. In determining the appropriate categories to use to disaggregate revenue in accordance with the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, the Company had considered the information regularly reviewed by its CODM for evaluating its financial performance and making resource allocation decisions and the guidance to disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. In 2023, the Company executed a broad-based Transformation Initiative with Brand Maximization as one of the Pillars designed to leverage the strength of the Honest brand. As part of its strategy to build the Honest brand, the Company’s CODM is now evaluating the Company’s financial performance and making resource allocation decisions across the Company’s products as one brand of a portfolio of multiple products. As a result, in the first quarter of 2024, the Company decided to remove the disaggregation of revenue by product category to align with changes made to the Company’s long-term strategy. The Company is now disaggregating revenue by direct-to-consumer and retail and third-party ecommerce customers. The change had no effect on the Company's results of operations or timing of revenue recognition.

Direct-to-Consumer

For direct sales to the consumer through the Company's website, Honest.com, the Company's performance obligation consists of the sale of finished goods to the consumer. Consumers may purchase products at any time or enter into subscription arrangements. Consumers place orders online in accordance with the Company's standard terms and conditions and authorize payment when the order is placed. Credit cards are charged at the time of shipment and payments are typically processed within two to three business days. For subscription arrangements, consumers sign up to receive products on a periodic basis. Subscriptions are cancellable at any time without penalty, and no amounts are collected from the consumer until products are shipped. Revenue is recognized when transfer of control to the consumer takes place, which is when the product is delivered to the carrier. Sales taxes collected from consumers are accounted for on a net basis and are excluded from revenue. During the three months ended March 31, 2024 and 2023, 15% and 18% of the Company's revenue was generated from Honest.com, respectively.

Retail and Third-Party Ecommerce

For retail and third-party ecommerce sales, the Company's performance obligation consists of the sale of finished goods to retailers and third-party ecommerce customers. Revenue is recognized when control of the promised goods is transferred to those customers at time of shipment or delivery, depending on the contract terms. After the completion of the performance obligation, the Company has the right to consideration as outlined in the contract. Payment terms vary among the retail and third-party ecommerce customers although terms generally include a requirement of payment within 30 to 45 days of product shipment.

Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the three months ended March 31, 2024, the Company did not enter into any new trade agreements.

For the three months ended March 31, 2024 and 2023, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they become determinable. For the three months ended March 31, 2024, the Company recorded no impairment losses related to these credits and used an aggregate of $19 thousand of credits.

4.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$5,662	$—	$—	$5,662
Total cash equivalents	$5,662	$—	$—	$5,662

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$5,589	$—	$—	$5,589
Total cash equivalents	$5,589	$—	$—	$5,589

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

5.     Credit Facilities

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by an availability block and certain reserves, if any. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2024 and 2023, the commitment fee incurred was immaterial. As of March 31, 2024, there were $3.7 million outstanding letters of credit and $17.7 million available to be drawn upon. As of March 31, 2024, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of March 31, 2024, the Company is in compliance with all covenants under the 2023 Credit Facility.

6.     Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
(In thousands)
Payroll and payroll related expenses(1)	$4,132	$8,007
Accrued inventory purchases	6,125	9,368
Accrued returns	238	269
Accrued rent(2)	8,212	8,105
Accrued restructuring(3)	251	356
Other accrued expenses	7,458	6,104
Total accrued expenses	$26,416	$32,209
____________________

(1) Includes $0.9 million and $1.2 million of Chief Executive Officer and Chief Financial Officer executive transition related expenses as of March 31, 2024 and December 31, 2023, respectively.
(2) Represents short-term operating lease liabilities. Refer to Note 12, "Leases" included in these condensed consolidated financial statements for more information on leases.
(3) Refer to Note 13, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring.

7.    Commitments and Contingencies

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

On September 23, 2020, the Center for Advanced Public Awareness (“CAPA”) served a 60-Day Notice of Violation on the Company, alleging that the Company violated California’s Health and Safety Code (“Prop 65”) because of the amount of lead in the Company’s Diaper Rash Cream and seeking statutory penalties and product warnings available under Prop 65. On October 22, 2021, CAPA filed a complaint in California Superior Court in the County of San Francisco (the “Court”) for the alleged Prop 65 violations contained in its 60-Day Notice of Violation. The Company filed its answer and notice of related cases against Prestige Consumer Healthcare, Inc., Burt's Bees, Inc., and Hain Celestial Group, Inc. on January 7, 2022 and has stipulated to relate these cases and transfer them to the Court's Complex Division. On April 30, 2024, the Company filed its motion for summary judgment. The Company intends to vigorously defend itself in this matter. The matter’s outcome and materiality are uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in this matter.

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s initial public offering (“IPO”). A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022, alleging claims and seeking relief under Sections 11 and 15 of the Securities Act of 1933 relating to the Company’s IPO. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On May 1, 2023, the Lead Plaintiff’s motion for class certification in the consolidated class action was granted in part and denied in part, with the U.S. District Court for the Central District of California limiting the certified class to only those persons and entities that purchased or otherwise acquired the Company’s publicly traded common stock pursuant and traceable to the Company’s IPO offering documents prior to August 19, 2021, as well as all persons and entities that acquired ownership of a trading account, retirement account, or any other similar investment account or portfolio containing the Company’s publicly traded common stock that was purchased or otherwise acquired pursuant and traceable to the IPO offering documents prior to August 19, 2021, and were damaged thereby. On August 14, 2023 the Lead Plaintiff filed an amended consolidated class action complaint naming as additional defendants Catterton Management Company L.L.C., L Catterton VIII, L.P., L. Catterton VIII Offshore, L.P., THC Shared Abacus, LP, Catterton Managing Partner VIII, L.L.C., and C8 Management, L.L.C. On October 16, 2023, those additional defendants filed a motion to dismiss the Second Amended Complaint with respect to the claims against them. On January 31, 2024, that motion to dismiss was granted by the court to the extent those additional defendants challenged the claims as untimely. The court granted Lead Plaintiff leave to amend within fourteen days of that order. On February 14, 2024, the Lead Plaintiff filed a further amended Second Amended Complaint against the additional defendants. The additional defendants filed a motion to dismiss the further amended Second Amended Complaint, which was denied by the court on April 22, 2024. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware on October 19, 2022 with similar allegations. Each of these federal and state court derivative cases have been stayed pending the outcome of a motion for summary judgment in the securities class action. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in these matters.

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

As of March 31, 2024 and December 31, 2023, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of March 31, 2024 and December 31, 2023, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

8.     Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2023	13,315,796	$5.25
Granted	—	$—
Exercised	(126,000)	$4.03
Forfeited/Cancelled	(28,541)	$5.32
Outstanding at March 31, 2024	13,161,255	$5.26

2021 Equity Incentive Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. All equity-based awards granted on or after the effectiveness of the 2021 Plan are granted under the 2021 Plan. The 2021 Plan provides for grants of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any of its affiliates’ employees and consultants. Initially, the maximum number of shares of the Company’s common stock that may be issued under its 2021 Plan will not exceed 25,025,580 shares of the Company’s common stock. In addition, the number of shares of the Company’s common stock reserved for issuance under its 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors prior to the date of the increase. On January 1, 2024, 3,825,379 additional shares were reserved for issuance pursuant to this provision. The maximum number of shares of the Company’s common stock that may be issued on the exercise of ISOs under its 2021 Plan is 75,100,000 shares.

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2023	957,199	7,299,254	$2.19	$2.38
Granted	60,626	4,616,500	$3.30	$3.51
Vested	(15,156)	(1,159,126)	$3.30	$2.35
Forfeited	—	(41,074)	$—	$2.29
Unvested RSUs at March 31, 2024	1,002,669	10,715,554	$2.24	$2.87

As of March 31, 2024, there was $30.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.1 years.

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The Company authorized the issuance of 1,175,000 shares of common stock under the 2021 ESPP. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031 by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,525,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2024, 956,344 additional shares were reserved for issuance pursuant to this provision. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase common stock at a discounted price per share.

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the three months ended March 31, 2024, no shares were purchased under the 2021 ESPP. As of March 31, 2024, the Company had 3,712,738 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

	For the three months ended March 31, 2024
Expected life of options (in years)	0.50
Expected stock price volatility	69.20%	—	86.19%
Risk free interest rate	5.36%	—	5.43%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$0.56	—	$0.67

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of March 31, 2024, there were 275,083 shares available for future grant under the Inducement Plan.

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended March 31,
	2024	2023
(In thousands)
Selling, general and administrative	$2,413	$3,713
Research and development	110	59
Total stock-based compensation expense	$2,523	$3,772

9.     Net Income (Loss) per Share Attributable to Common Stockholders

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the three months ended March 31,
(In thousands, except for share and per share values)	2024	2023
Numerator:
Net loss	$(1,403)	$(18,867)
Net loss attributable to common stockholders - basic and diluted	$(1,403)	$(18,867)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	96,273,168	93,106,075

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.01)	$(0.20)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended March 31,
	2024	2023
Stock options to purchase common stock	13,161,255	14,784,486
Unvested restricted stock units	11,718,223	7,603,414
Employee stock purchase plan	71,142	39,157
Total	24,950,620	22,427,057

10.     Income Taxes

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

During the three months ended March 31, 2024 and 2023, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive loss.

11.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company did not incur any advertising costs for this related party during the three months ended March 31, 2024 and incurred an immaterial amount in the three months ended March 31, 2023, which is reported as marketing expense in the Company’s condensed consolidated statements of comprehensive loss.

In May 2022, the Company engaged, Vault Co., a third-party consultant, to develop and deliver an ongoing brand tracker for the Company. Vault Co. is owned by a major shareholder of the Company. Based on services provided, the Company did not incur any advertising costs for this related party during the three months ended March 31, 2024 and incurred an immaterial amount in the three months ended March 31, 2023, which is reported as marketing expense in the Company’s condensed consolidated statements of comprehensive loss.

12.    Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to 6.5 years.

The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Finance lease expense:
Amortization	$7	$16
Operating lease expense:
Operating lease expense(1)	1,792	1,792
Sublease income	(501)	(501)
Total lease expense, net	$1,298	$1,307
______________________

(1)     Represents the straight-line lease expense of operating leases, inclusive of amortization of ROU assets and the interest component of operating lease liabilities.

Based on the nature of the Right-Of-Use (“ROU”) assets, amortization of finance leases and amortization of operating ROU assets, operating lease expense and other lease expense are recorded within either cost of revenue or selling, general and administrative expenses and interest on finance lease liabilities is recorded within interest and other expense, net in the condensed consolidated statements of comprehensive loss.

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	March 31, 2024

Finance lease assets	Property and equipment, net	$8
Operating lease assets	Operating lease right-of-use asset	22,090
Total lease assets		$22,098
Liabilities
Current
Finance lease liabilities	Accrued expenses	$13
Operating lease liabilities	Accrued expenses	8,212
Non-current
Operating lease liabilities	Operating lease liabilities, net of current portion	19,642
Total lease liabilities		$27,867

Supplemental information related to the Company’s leases for the three months ended March 31, 2024 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	0.5
Operating leases	3.3
Weighted-average discount rate
Finance leases	3.00%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in operating leases	$1,988
Finance cash flows used in finance leases	$10

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the three months ended March 31, 2024 for either finance or operating leases.

13.     Restructuring

Transformation Initiative

In 2023, the Company executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen the Company’s cost structure, drive focus on the most productive areas of the Company's business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. The restructuring element of the Transformation Initiative was substantially completed by December 31, 2023.

For the three months ended March 31, 2024, the Company did not incur any restructuring costs.

Changes in accrued expenses as of March 31, 2024 relating to the Transformation Initiative were:

	Restructuring Costs
	Employee-Related Costs(1)	Asset-Related Costs	Contract Terminations	Inventory Reserves	Total
Balance at December 31, 2023	$356	$—	$—	$2,581	$2,937
Charges (adjustments)	—	—	—	—	—
Cash payments	(105)	—	—	—	(105)
Non-cash asset write-offs	—	—	—	(2,098)	(2,098)
Balance at March 31, 2024	$251	$—	$—	$483	$734
___________

(1) Included in accrued expenses as of March 31, 2024. Refer to Note 6, "Accrued Expenses" included elsewhere in these condensed consolidated financial statements.

The Company records costs associated with the restructuring initiatives once the relevant accounting criteria have been met. Accrued restructuring costs of $0.3 million related to severance costs as of March 31, 2024 are expected to result in cash expenditures funded from cash provided by operations in future periods and is included in accrued expenses on the condensed consolidated balance sheets.

14.     Subsequent Events

On April 9, 2024 the Company issued a press release on Form 8-K announcing that the Company's Founder Jessica Warren has departed from her role as Chief Creative Officer. Ms. Warren will remain on the board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” “the Company” and “Honest” refer to The Honest Company, Inc. and its consolidated subsidiaries.

 Overview

The Honest Company, Inc. (“Honest” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”) is a personal care company dedicated to creating clean- and sustainably-designed products. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully-designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-product offerings and omnichannel accessibility.

Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. We believe this drives loyalty, increases our consumer wallet share and generates attractive consumer lifetime value.

We believe that our consumers are modern, aspirational, conscious and style-forward and that they seek out high quality, effective and thoughtfully-designed products. We believe that they are passionate about living a conscious life and are enthusiastic ambassadors for brands they trust. As purpose-driven consumers, they transcend any one demographic, spanning gender, age, geography, ethnicity and household income. Honest consumers are often young, mobile-centric and digitally-inclined. We build relationships with these consumers through a disruptive digital marketing strategy that engages them with “snackable” digital content (short-form, easily digestible content), immerses them in our brand values, and inspires them to join the Honest community. Our direct connection with our community enables us to understand what consumers’ needs are and inspires our product innovation pipeline, generating a significant competitive advantage over more traditional consumer packaged goods (“CPG”) peers.

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our product accessibility, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites, Honest.com and leading retailers and their websites. As of March 31, 2024, our products can be found in approximately 49,000 retail locations across the United States and Canada. The decline in retail locations compared to December 31, 2023 relates to the exit of our low-margin business in Europe and Asia and a few smaller retail customer bankruptcies. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe are not easily replicated by our competitors. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

Transformation Initiative

In 2023, we executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. The restructuring element of the Transformation Initiative was substantially completed by December 31, 2023. The Company expects to continue driving benefits from its three Transformation Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline:

1) Brand Maximization

•Leveraging the strength of the Honest brand to drive growth through innovation, margin-accretive products, and marketing effectiveness.
•The impact of additional pricing increases across the majority of our product portfolio throughout 2023, following pricing increases in 2022 that resulted in revenue growth driven by both volume and pricing.

2) Margin Enhancement

•Focusing our resources on North America, which includes the exit of our low-margin business in Europe and Asia.
•Exiting low-margin elements of the cleaning and sanitization business in 2023.
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

For further details on the restructuring element of the Transformation Initiative, refer to Note 13, “Restructing” included in these condensed consolidated financial statements.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent on many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our operations while staying true to our mission, including those discussed below and in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report.

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean products consumer. In order to increase the share of wallet of existing conscious consumers and to attract new consumers, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend, among other things, on our ability to successfully produce products that are free of defects and communicate the value of those products as clean, sustainable and effective, the efficacy of our marketing efforts and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. As part of the Transformation Pillars, we have been focused on Brand Maximization, including improving the return on marketing by reducing marketing spend on low-return campaigns and emphasizing best-selling items, focusing on the most profitable areas of our business. We believe our brand strength will enable us to continue to launch new products, allowing us to deepen relationships with consumers. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

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

Continued Product Growth

Our product mix is a driver of our financial performance given our focus on accretive product launches and innovation to increase product margins. Even though our growth strategy aims to boost sales across all products, we intend to prioritize growth in products with attractive margin characteristics, including skin care, and leverage our brand equity and consumer insights to extend into new products. We are also committed to bringing our Honest Standard to new products where we believe there is a need for a higher standard for clean personal care.

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

Operational and Marketing Efficiency

To grow our business, we intend to continue to improve our operational and marketing efficiency, which includes attracting new consumers, increasing community engagement and improving fulfillment and distribution operations. We invest significant resources in marketing and content generation, use a variety of brand and performance marketing channels and work continuously to improve brand exposure at our retail customers to acquire new consumers. It is important to maintain reasonable costs for these marketing efforts relative to the revenue we expect to derive from our consumers. We leverage our proprietary data and systems to generate valuable consumer insights that guide our omnichannel strategy and inform our marketing spend optimization. Our future success depends in part on our ability to effectively attract consumers on a cost-efficient basis and achieve efficiencies in our operations. In addition, we believe we have been able to achieve some operational and marketing efficiency as part of cost savings in connection with our Brand Maximization Transformation Pillar.

Our marketing model is inclusive of a best-in-class modern approach across paid, owned, and earned marketing channels. Additionally, we have optimized our spend in an omnichannel distribution model, which has led to spending less media driving directly to Honest.com and investing more driving to our retailer and other digital partners.

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

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions, specifically inflationary pressures, which has adversely affected our supply chain in regards to cost of goods sold. We have experienced and anticipate continued increases in product costs and labor costs due to inflationary pressures and higher transportation costs from ocean container delivery, which has in the past and could continue to hamper our ability to drive margin expansion. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, minimizing lead times for raw materials, and implementing a robust cost-savings program, as part of our Operating Discipline Transformation Pillar. We expect to continue to receive fulfillment costs savings due to warehouse and labor operational efficiencies gained with our newer Las Vegas, Nevada fulfillment center partner. If we are not successful in negotiating future renewals with our other fulfillment partner such that these renewals are at increased costs to us, our business, financial condition, results of operations and prospects could be adversely affected. In January 2024, we negotiated better purchase price terms with one of our third-party manufacturers, Ontex. However, we had experienced purchase price increases from our third-party manufacturers in the past and could face escalation of purchase costs and cost of revenue in the future.

We implemented price increases that took effect in 2022 and 2023 and we may implement additional price increases in the future as needed to offset current and future input cost inflation and to pursue productivity initiatives to offset inflation. However, we may not be able to increase our prices or productivity sufficiently enough to offset these costs. Customer demand for our products may change based on price increases.

Consumer Preferences

We believe in the power of our omni-channel distribution model. We believe consumers value the flexibility in terms of where and when they choose to purchase Honest products. We also believe that consumers recognize the quality of Honest products, knowing that there are over 3,500 chemicals and materials that we choose not to formulate with.

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. As a part of the Transformation Initiative, we exited certain low-margin household products and implemented an inventory, or SKU rationalization, program in 2023, which resulted in our recording an inventory write-down and earmarking donations mainly related to the liquidation of low-margin household products. We continue to incur inventory write-downs each quarter, as necessary. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we expect to incur in the future additional inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions that became effective on January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. We do not currently expect any material changes on our consolidated financial position, results of operations and cash flows as a result of the Act.

Components of Results of Operations

Revenue
We generate revenue through sales of our products directly to consumers through our website, sales to traditional brick and mortar retailers and their respective websites, and sales to third-party ecommerce customers, and such retailers or third-party ecommerce customers may also resell our products through their own respective online platforms. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.

Disaggregation of Revenue

We had previously presented our revenue by sales channel of Digital and Retail and by product category of Diapers and Wipes, Skin and Personal Care and Household and Wellness. In determining the appropriate categories to use to disaggregate revenue in accordance with the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we had considered the information regularly reviewed by our chief operating decision maker (“CODM”) for evaluating our financial performance and making resource allocation decisions and the guidance to disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. In 2023, we executed a broad-based Transformation Initiative with Brand Maximization as one of the Pillars designed to leverage the strength of the Honest brand. As part of our strategy to build the Honest brand, our CODM is now evaluating our financial performance and making resource allocation decisions across our products as one brand of a portfolio of multiple products. As a result, in the first quarter of 2024, we decided to remove the disaggregation of revenue by product category to align with changes made to our long-term strategy. We are now disaggregating revenue by direct-to-consumer and retail and third-party ecommerce customers. The change had no effect on our results of operations or timing of revenue recognition.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees, including audit and legal expenses; donation expenses including tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to our supplier services agreement for Honest Baby Clothing, our baby apparel business; and, depreciation and amortization expenses. We expect our general and administrative expenses to decrease as a percentage of revenue as we continue to grow our business and organizational capabilities and efficiencies. We expect in the future to incur additional third-party professional fees related to compliance obligations as a public company.

Marketing

Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production and other public relations and promotional initiatives. Given higher costs in digital marketing and increased retail distribution, we have shifted the focus of our marketing spend towards supporting retail marketing programs and top of funnel marketing activities. We will continue to invest in marketing initiatives in our best-selling products with key retailers, as well as expand brand awareness, introduce new product innovation across multiple product categories and implement new marketing strategies. As we launch new products, we expect to make marketing investments to build brand awareness, drive trial and set the foundation for future revenue growth.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended March 31,
	2024	2023
(In thousands)
Revenue	$86,217	$83,388
Cost of revenue	54,335	63,186
Gross profit	31,882	20,202
Operating expenses
Selling, general and administrative(1)	22,420	25,817
Marketing	9,096	10,234
Restructuring	—	1,350
Research and development(1)	1,681	1,459
Total operating expenses	33,197	38,860
Operating loss	(1,315)	(18,658)
Interest and other income (expense), net	(63)	(189)
Loss before provision for income taxes	(1,378)	(18,847)
Income tax provision	25	20
Net loss	$(1,403)	$(18,867)
__________________________
(1)    Includes stock-based compensation expense as follows:

	For the three months ended March 31,
	2024	2023
(In thousands)
Selling, general and administrative	$2,413	$3,713
Research and development	110	59
Total	$2,523	$3,772

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue*:

	For the three months ended March 31,
	2024	2023
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	63.0	75.8
Gross profit	37.0	24.2
Operating expenses
Selling, general and administrative	26.0	31.0
Marketing	10.6	12.3
Restructuring	—	1.6
Research and development	1.9	1.7
Total operating expenses	38.5	46.6
Operating loss	(1.5)	(22.4)
Interest and other income (expense), net	(0.1)	(0.2)
Loss before provision for income taxes	(1.6)	(22.6)
Income tax provision	—	—
Net loss	(1.6)%	(22.6)%
______________

* Amounts may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	For the three months ended March 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Revenue	$86,217	$83,388	$2,829	3%

Revenue was $86.2 million for the three months ended March 31, 2024, as compared to $83.4 million for the three months ended March 31, 2023. The increase of $2.8 million, or 3.4%, was primarily due to an increase in baby apparel revenue of $5.4 million and an increase in wipes revenue of $1.6 million due to distribution gains and strong velocities, partially offset by a decline in diaper revenue of $3.1 million and a decline of $1.1 million in color cosmetics revenue due to timing of shipments to customers. We estimate that pricing increases taken in 2022 and 2023 contributed $3.3 million to revenue for the three months ended March 31, 2024.

Cost of Revenue and Gross Profit

	For the three months ended March 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Cost of revenue	$54,335	$63,186	$(8,851)	(14.0)%
Gross profit	$31,882	$20,202	$11,680	57.8%

Cost of revenue was $54.3 million for the three months ended March 31, 2024, as compared to $63.2 million for the three months ended March 31, 2023. The decrease of $8.9 million, or 14.0%, was primarily driven by lower transportation, product, and fulfillment costs and a one-time reduction of $2.6 million in costs as a result of the Transformation Initiative recognized during the three months ended March 31, 2023. Cost of revenue as a percentage of revenue decreased by 1,275 basis points primarily due to price increases and costs savings.

Gross profit was $31.9 million for the three months ended March 31, 2024, as compared to $20.2 million for the three months ended March 31, 2023. The increase of $11.7 million, or 57.8%, was primarily related to reduced transportation, price increases, efficient trade spending, product and fulfillment costs.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended March 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$22,420	$25,817	$(3,397)	(13.2)%

Selling, general and administrative expenses were $22.4 million for the three months ended March 31, 2024, as compared to $25.8 million for the three months ended March 31, 2023. The decrease of $3.4 million, or 13.2%, was primarily due to a $2.3 million decrease in donations expense primarily related to our SKU rationalization under the Transformation Initiative, $1.3 million decrease in stock-based compensation expense, $1.3 million decrease in CEO transition costs incurred during the three months ended March 31, 2023, and $0.7 million decrease in advanced shipping vendor violation charges related to the implementation of our new order management system, partially offset by a $1.1 million increase in service fees related to baby apparel and $0.9 million increase in employee-related expenses. Selling, general and administrative expenses as a percentage of revenue decreased 5.0% as compared to the three months ended March 31, 2023.

Marketing Expenses

	For the three months ended March 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Marketing	$9,096	$10,234	$(1,138)	(11.1)%

Marketing expenses were $9.1 million for the three months ended March 31, 2024, as compared to $10.2 million for the three months ended March 31, 2023. The decrease of $1.1 million, or 11.1%, was primarily due to a $0.9 million reduction in retail marketing and a $0.6 million reduction in digital brand advertising, partially offset by a $0.5 million increase in marketing to support new distribution at a key digital retailer. Marketing expenses as a percentage of revenue decreased 1.7% as compared to the three months ended March 31, 2023.

Research and Development Expenses

	For the three months ended March 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Research and development	$1,681	$1,459	$222	15.2%

Research and development expenses were $1.7 million for the three months ended March 31, 2024, as compared to $1.5 million for the three months ended March 31, 2023. The increase of $0.2 million, or 15.2%, was primarily related to an increase in research and development spend in claims testing, pilot trials and certifications, consistent with our focus on continued innovation. Research and development expenses as a percentage of revenue increased 0.2% as compared to the three months ended March 31, 2023.

Interest and Other Income (Expense), Net

	For the three months ended March 31,
	2024	2023	$ change
(In thousands, except percentages)
Interest income (expense), net	$(25)	$(187)	$162
Other income (expense), net	(38)	(2)	(36)
Interest and other income (expense), net	$(63)	$(189)	126

Interest and other income (expense), net was net expense of $63 thousand for the three months ended March 31, 2024, as compared to net expense of $189 thousand for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $33.6 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements. We will need to generate sufficient cash from operations or raise additional capital to meet our long-term working capital and capital expenditure needs. We also have availability under our 2023 Credit Facility, which was not drawn as of March 31, 2024.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by an availability block and certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2024, the commitment fee incurred was immaterial. As of March 31, 2024, there were $3.7 million of outstanding letters of credit and $17.7 million available to be drawn upon. As of March 31, 2024, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of March 31, 2024, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 5 “Credit Facilities” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
(In thousands)	2024	2023
Net cash provided by (used in) operating activities	$336	$(2,761)
Net cash (used in) provided by investing activities	$(76)	$2,480
Net cash provided by (used in) financing activities	$498	$(15)

Operating Activities

Our largest source of operating cash is from the sales of our products to our consumers and customers. Our primary uses of cash from operating activities are for cost of revenue, selling, general and administrative expenses, marketing expenses and research and development expenses. We have in the past generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale and maturity of short-term investments.

Net cash provided by operating activities of $0.3 million for the three months ended March 31, 2024 was primarily due to non-cash adjustments of $4.8 million, partially offset by a net loss of $1.4 million and a net decrease in cash related to changes in operating assets and liabilities of $3.1 million. Non-cash adjustments primarily consisted of stock-based compensation of $2.5 million, amortization of ROU assets of $1.6 million and depreciation and amortization of $0.7 million. Changes in cash flows related to operating assets and liabilities primarily consisted of cash provided by a $2.6 million decrease in accounts receivable due to improved collections and a $0.5 million decrease in prepaid expenses and other assets, offset by uses of cash including a $2.9 million higher accounts payable and accrued expenses driven by higher inventory purchases of $1.0 million in the three months ended March 31, 2024.

Net cash used in operating activities of $2.8 million for the three months ended March 31, 2023 was primarily due to net loss of $18.9 million, non-cash adjustments of $6.0 million and a net increase in cash related to changes in operating assets and liabilities of $10.1 million. Non-cash adjustments primarily consisted of stock-based compensation of $3.8 million, amortization of operating ROU assets of $1.5 million and depreciation and amortization of $0.7 million. Changes in cash flows related to operating assets and liabilities primarily consisted of cash provided by a $17.2 million decrease in inventory and a $7.9 million decrease in prepaid expenses and other assets, offset by uses of cash including a $2.9 million increase in accounts receivable due to increased revenue and $10.8 million lower accounts payable and accrued expenses driven by lower inventory purchases in the three months ended March 31, 2023.

Investing Activities

Our primary source of investing cash historically has been the sale and maturity of short-term investments. Our primary use of investing cash historically has been the purchase of short-term investments and currently is property and equipment.

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2024 was primarily due to purchases of property and equipment of $0.1 million.

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

Net cash provided by financing activities of $0.5 million for the three months ended March 31, 2024 consisted of $0.5 million of proceeds from stock option award exercises.

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

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; (6) CEO and Founder transition expenses and (7) restructuring expenses in connection with the Transformation Initiative.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as CEO and Founder transition expenses and restructuring expenses in connection with the Transformation Initiative. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our revenue, net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended March 31,
(In thousands)	2024	2023
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(1,403)	$(18,867)
Interest and other (income) expense, net	63	189
Income tax provision	25	20
Depreciation and amortization	717	668
Stock-based compensation	2,523	3,772
Securities litigation expense	402	1,178
CEO and Founder transition expense(1)	158	1,277
Restructuring costs(2)	—	1,350
Payroll tax expense related to stock-based compensation	157	79
Adjusted EBITDA	$2,642	$(10,334)
__________________

(1) Includes sign-on bonus, relocation costs and separation costs.
(2) See Note 13 “Restructuring” in our unaudited condensed consolidated financial statements for items included in restructuring expense.

Material Cash Requirements

As of March 31, 2024, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates from those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted and recently adopted accounting pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended March 31, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained under the heading “Litigation” in Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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
•Our strategic initiatives, including as part of the Transformation Pillars, to reduce our costs could have long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the operational or financial benefits from such actions.
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
•Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel.
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

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, and the loss of their services could have an adverse effect on our business, financial condition and results of operations.

Jessica Warren departed as our Chief Creative Officer on April 9, 2024. Jessica Warren is a globally recognized Latina business leader, entrepreneur, advocate, actress, and New York Times bestselling author. We believe that the success of our brand has historically been based in part on our affiliation with Jessica Warren. We had an agreement with Jessica Warren, or the Likeness Agreement, which, among other things, included a license for her likeness and imposed various obligations on us. The Likeness Agreement was terminated as part of Ms. Warren's departure from her Chief Creative Officer position. Resulting from the termination of the Likeness Agreement, we are required to remove certain licensed property from our website, digital assets, social media and Company-owned or -controlled assets, digital assets and sell existing inventory that use the licensed intellectual property on its packaging. Our obligations from the termination of the Likeness Agreement could result in a reduction of our operating margins and cash flow from operations or otherwise adversely affect our business. Additionally, the loss of our ability to use Ms. Warren’s likeness could result in marketplace confusion, loss of goodwill and/or similar negative consequences. We have also historically depended on Ms. Warren’s social media reach and influence to connect with consumers and provide insight on current trends. The loss of the services of Ms. Warren and the loss of our ability to use Ms. Warren’s likeness, could have an adverse effect on our business, financial condition and results of operations.

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

We license or have the right to use certain intellectual property which is critical to our business, including in connection with the Mutual Separation Agreement with Jessica Warren. If we fail to comply with any of the obligations under our license agreements or the Mutual Separation Agreement with Jessica Warren, including not selling licensed products after the agreed timeframe, we may be required to pay damages, dispose of licensed products, increase our reserves for licensed products that cannot be sold, and the licensor may have the right to terminate the license, which could adversely impact our business, financial condition and result of operations. Termination by the licensor would cause us to lose valuable rights, and could inhibit our ability to commercialize our products. If any contract interpretation disagreement were to arise, the resolution could narrow what we believe to be the scope of our rights to the relevant intellectual property or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could adversely impact our business, financial condition and results of operations.

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

10.1
Mutual Separation Agreement and Mutual Release of Claims between Jessica M. (Alba) Warren and The Honest Company, Inc., dated April 8, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on April 9, 2024).

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

The Honest Company, Inc.
Date: May 8, 2024	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 8, 2024	By:	/s/ David Loretta
David Loretta Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)