Form 10-Q
period 2024-06-30
Honest Company, Inc.
filed 2024-08-08
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 100,081,644 shares of common stock, $0.0001 par value per share outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$36,593	$32,827
Accounts receivable, net	43,341	43,084
Inventories	73,673	73,490
Prepaid expenses and other current assets	8,611	8,371
Total current assets	162,218	157,772
Operating lease right-of-use asset	20,528	23,683
Property and equipment, net	12,304	13,486
Goodwill	2,230	2,230
Intangible assets, net	272	309
Other assets	2,602	4,141
Total assets	$200,154	$201,621
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,922	$22,289
Accrued expenses	31,332	32,209
Deferred revenue	1,682	2,212
Total current liabilities	52,936	56,710
Long term liabilities
Operating lease liabilities, net of current portion	17,537	21,738
Other long-term liabilities	—	34
Total liabilities	70,473	78,482
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2024 and December 31, 2023, none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at June 30, 2024 and December 31, 2023; 100,156,974 and 95,868,421 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	614,220	602,198
Accumulated deficit	(484,548)	(479,068)
Total stockholders’ equity	129,681	123,139
Total liabilities and stockholders’ equity	$200,154	$201,621

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenue	$93,049	$84,544	$179,266	$167,933
Cost of revenue	57,437	61,646	111,772	124,832
Gross profit	35,612	22,898	67,494	43,101
Operating expenses
Selling, general and administrative	26,431	25,032	48,850	50,849
Marketing	11,512	9,261	20,608	19,495
Restructuring	—	397	—	1,747
Research and development	1,714	1,595	3,395	3,054
Total operating expenses	39,657	36,285	72,853	75,145
Operating loss	(4,045)	(13,387)	(5,359)	(32,044)
Interest and other income (expense), net	(19)	(9)	(82)	(198)
Loss before provision for income taxes	(4,064)	(13,396)	(5,441)	(32,242)
Income tax provision	13	20	38	40
Net loss	$(4,077)	$(13,416)	$(5,479)	$(32,282)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	$(0.14)	$(0.06)	$(0.34)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	99,078,930	94,103,266	97,676,049	93,607,425

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	—	13	—	33
Comprehensive loss	$(4,077)	$(13,403)	$(5,479)	$(32,249)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	92,907,351	$9	$586,213	$(439,830)	$(32)	$146,360
Net loss	—	—	—	—	—	(18,867)	—	(18,867)
Other comprehensive loss	—	—	—	—	—	—	19	19
Stock-based compensation	—	—	—	—	3,772	—	—	3,772
Vested restricted stock units	—	—	549,484	—	—	—	—	—
Balances at March 31, 2023	—	$—	93,456,835	$9	$589,985	$(458,697)	$(13)	$131,284
Net loss	—	—	—	—	—	(13,416)	—	(13,416)
Other comprehensive loss	—	—	—	—	—	—	13	13
Stock options exercised	—	—	2,300	—	4	—	—	4
Stock-based compensation	—	—	—	—	6,413	—	—	6,413
Vested restricted stock units	—	—	1,532,507	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	68,884	—	102	—	—	102
Balances at June 30, 2023	—	$—	95,060,526	$9	$596,504	$(472,113)	$—	$124,400

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	95,868,421	$9	$602,198	$(479,068)	$—	$123,139
Net loss	—	—	—	—	—	(1,403)	—	(1,403)
Stock options exercised	—	—	126,000	—	508	—	—	508
Stock-based compensation	—	—	—	—	2,523	—	—	2,523
Vested restricted stock units	—	—	1,174,282	—	—	—	—	—
Balances at March 31, 2024	—	$—	97,168,703	$9	$605,229	$(480,471)	$—	$124,767
Net loss	—	—	—	—	—	(4,077)	—	(4,077)
Stock-based compensation	—	—	—	—	8,905	—	—	8,905
Vested restricted stock units	—	—	2,924,878	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	63,393	—	86	—	—	86
Balances at June 30, 2024	—	$—	100,156,974	$9	$614,220	$(484,548)	$—	$129,681

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(5,479)	$(32,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,426	1,340
Stock-based compensation	11,428	10,185
Other	4,664	3,108
Changes in assets and liabilities:
Accounts receivable, net	(257)	6,460
Inventories	(182)	33,561
Prepaid expenses and other assets	(211)	7,389
Accounts payable, accrued expenses and other long-term liabilities	(3,609)	(23,104)
Deferred revenue	(529)	908
Operating lease liabilities	(3,970)	(3,807)
Net cash provided by operating activities	3,281	3,758
Cash flows from investing activities
Proceeds from maturities of short-term investments	—	5,683
Purchases of property and equipment	(91)	(1,186)
Net cash (used in) provided by investing activities	(91)	4,497
Cash flows from financing activities
Proceeds from exercise of stock options	508	4
Proceeds from 2021 ESPP	86	102
Payments on finance lease liabilities	(18)	(33)
Net cash provided by financing activities	576	73
Net increase in cash and cash equivalents	3,766	8,328
Cash and cash equivalents
Beginning of the period	32,827	9,517
End of the period	$36,593	$17,845

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$155	$25

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2024
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

Segment Reporting and Geographic Information

The Company’s Chief Executive Officer (“CEO”), as the chief operating decision maker (“CODM”), organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. All of the Company’s long-lived assets are located in the United States and substantially all of the Company’s revenue is from customers located in the United States.

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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of June 30, 2024 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable are presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the net realizable value. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may impact the Company's customers' ability to pay. The allowance for credit losses was $0.5 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity discloses, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. The Company does not expect the adoption of ASU No. 2023-07 to have a material impact on the Company’s consolidated financial statements or disclosures.

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

3.Revenue

The Company previously presented its revenue by sales channel of Digital and Retail and by product category of Diapers and Wipes, Skin and Personal Care and Household and Wellness. In determining the appropriate categories to use to disaggregate revenue in accordance with the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with

Customers, the Company had considered the information regularly reviewed by its CODM for evaluating its financial performance and making resource allocation decisions and the guidance to disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. In 2023, the Company executed a broad-based Transformation Initiative with Brand Maximization as one of the Pillars designed to leverage the strength of the Honest brand. As part of its strategy to build the Honest brand, the Company’s CODM is evaluating the Company’s financial performance and making resource allocation decisions across the Company’s products as one brand of a portfolio of multiple products. As a result, in the first quarter of 2024, the Company removed the disaggregation of revenue by product category to align with changes made to the Company’s long-term strategy and began disaggregating revenue by direct-to-consumer and retail and third-party ecommerce customers. The change had no effect on the Company's results of operations or timing of revenue recognition. Presentation of disaggregated revenue by direct-to-consumer and retail and third-party ecommerce customers in prior periods have been modified to conform to the current period presentation.

Direct-to-Consumer

For direct sales to the consumer through the Company's website, Honest.com, the Company's performance obligation consists of the sale of finished goods to the consumer. Consumers may purchase products at any time or enter into subscription arrangements. Consumers place orders online in accordance with the Company's standard terms and conditions and authorize payment when the order is placed. Credit cards are charged at the time of shipment and payments are typically processed within two to three business days. For subscription arrangements, consumers sign up to receive products on a periodic basis. Subscriptions are cancellable at any time without penalty, and no amounts are collected from the consumer until products are shipped. Revenue is recognized when transfer of control to the consumer takes place, which is when the product is delivered to the carrier. Sales taxes collected from consumers are accounted for on a net basis and are excluded from revenue. Revenue generated from Honest.com was 13% and 19%, respectively, of the Company's total revenue during the three months ended June 30, 2024 and 2023, and 14% and 18%, respectively, of the Company's total revenue during the six months ended June 30, 2024 and 2023.

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

Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the six months ended June 30, 2024, the Company did not enter into any new trade agreements.

For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to operations as they become determinable. For the six months ended June 30, 2024 and 2023, the Company recorded no impairment losses related to these credits and used an aggregate of $1.5 million and $0.2 million of credits, respectively.

4.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$5,736	$—	$—	$5,736
Total cash equivalents	$5,736	$—	$—	$5,736

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$5,589	$—	$—	$5,589
Total cash equivalents	$5,589	$—	$—	$5,589

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

5.     Credit Facilities

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by an availability block and certain reserves, if any. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three and six months ended June 30, 2024 and 2023, the commitment fee incurred was immaterial. As of June 30, 2024, there were $2.7 million outstanding letters of credit and $20.5 million available to be drawn upon. As of June 30, 2024, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of June 30, 2024, the Company is in compliance with all covenants under the 2023 Credit Facility.

6.     Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
(In thousands)
Payroll and payroll related expenses(1)	$5,864	$8,007
Accrued inventory purchases	9,339	9,368
Accrued returns	479	269
Accrued rent(2)	8,335	8,105
Accrued restructuring(3)	166	356
Other accrued expenses	7,149	6,104
Total accrued expenses	$31,332	$32,209
____________________

(1) Includes $1.1 million and $1.2 million of executive transition related expenses as of June 30, 2024 and December 31, 2023, respectively.
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

On September 23, 2020, the Center for Advanced Public Awareness (“CAPA”) served a 60-Day Notice of Violation on the Company, alleging that the Company violated California’s Health and Safety Code (“Prop 65”) because of the amount of lead in the Company’s Diaper Rash Cream and seeking statutory penalties and product warnings available under Prop 65. On October 22, 2021, CAPA filed a complaint in California Superior Court in the County of San Francisco (the “Court”) for the alleged Prop 65 violations contained in its 60-Day Notice of Violation. The Company filed its answer and notice of related cases against Prestige Consumer Healthcare, Inc., Burt's Bees, Inc., and Hain Celestial Group, Inc. on January 7, 2022 and has stipulated to relate these cases and transfer them to the Court's Complex Division. On April 30, 2024, the Company filed its motion for summary judgment. The Company's motion for summary judgment is pending. The Company intends to vigorously defend itself in this matter. The matter’s outcome and materiality are uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in this matter.

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

Cal. June 1, 2023) was denied on September 5, 2023. On February 20, 2024, the parties filed a Notice of Settlement to notify the court that the parties have agreed to settle the matter on an individual, non-class basis. The Court granted the plaintiffs' Stipulation of Dismissal on July 2, 2024.

As of June 30, 2024 and December 31, 2023, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of June 30, 2024 and December 31, 2023, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

8.     Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2023	13,315,796	$5.25
Granted	—	$—
Exercised	(126,000)	$4.03
Forfeited/Cancelled	(58,388)	$5.26
Outstanding at June 30, 2024	13,131,408	$5.26

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

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2023	957,199	7,299,254	$2.19	$2.38
Granted	545,178	4,616,500	$2.81	$3.51
Vested	(632,583)	(3,466,577)	$2.04	$3.22
Forfeited	—	(397,925)	$—	$3.28
Unvested RSUs at June 30, 2024	869,794	8,051,252	$2.69	$2.62

As of June 30, 2024, there was $21.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.0 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the three and six months ended June 30, 2024, 63,393 shares were purchased under the 2021 ESPP. As of June 30, 2024, the Company had 3,649,345 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

	For the six months ended June 30, 2024
Expected life of options (in years)	0.50
Expected stock price volatility	69.20%	—	79.27%
Risk free interest rate	5.43%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$0.56	—	$1.05

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of June 30, 2024, there were 275,083 shares available for future grant under the Inducement Plan.

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
(In thousands)
Selling, general and administrative(1)	$8,739	$6,327	$11,153	$10,040
Research and development	166	86	275	145
Total stock-based compensation expense	$8,905	$6,413	$11,428	$10,185
________________________
(1) Includes $6.7 million and $2.6 million of stock-based compensation expense related to the acceleration of RSUs held by the Company's founder and the Company's former CEO, respectively, during the three months ended June 30, 2024 and 2023, respectively.

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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for share and per share values)	2024	2023	2024	2023
Numerator:
Net loss	$(4,077)	$(13,416)	$(5,479)	$(32,282)
Net loss attributable to common stockholders — basic and diluted	$(4,077)	$(13,416)	$(5,479)	$(32,282)

Denominator:
Weighted average shares of common stock outstanding — basic and diluted	99,078,930	94,103,266	97,676,049	93,607,425

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.04)	$(0.14)	$(0.06)	$(0.34)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	13,131,408	13,445,693	13,131,408	13,445,693
Unvested restricted stock units	8,921,046	8,776,348	8,921,046	8,776,348
Employee stock purchase plan	44,245	68,962	44,245	68,962
Total	22,096,699	22,291,003	22,096,699	22,291,003

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

During the three and six months ended June 30, 2024 and 2023, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive loss.

11.     Related Party Transactions

In April 2020, the Company engaged Summit House Studios LLC, a third-party consultant, to provide digital ad production services. Summit House Studios LLC is owned by a major shareholder of the Company. Based on services provided, the Company did not incur any advertising costs for this related party during the three and six months ended June 30, 2024 and incurred an immaterial amount in the three and six months ended June 30, 2023, which is reported as marketing expense in the Company’s condensed consolidated statements of comprehensive loss.

12.    Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to three years.

The components of lease expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Finance lease expense:
Amortization	$1	$14	$8	$30
Operating lease expense:
Operating lease expense(1)	1,792	1,792	3,584	3,584
Sublease income	(501)	(501)	(1,003)	(1,003)
Total lease expense, net	$1,292	$1,305	$2,589	$2,611
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

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	June 30, 2024

Finance lease assets	Property and equipment, net	$—
Operating lease assets	Operating lease right-of-use asset	20,528
Total lease assets		$20,528
Liabilities
Current
Finance lease liabilities	Accrued expenses	$—
Operating lease liabilities	Accrued expenses	8,335
Non-current
Operating lease liabilities	Operating lease liabilities, net of current portion	17,537
Total lease liabilities		$25,872

Supplemental information related to the Company’s leases for the six months ended June 30, 2024 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	—
Operating leases	3.0
Weighted-average discount rate
Finance leases	3.00%
Operating leases	2.30%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows for operating leases	$3,970
Financing cash flows for finance leases	$18

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the six months ended June 30, 2024 for either finance or operating leases.

13.     Restructuring

Transformation Initiative

In 2023, the Company executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen the Company’s cost structure, drive focus on the most productive areas of the Company’s business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. The restructuring element of the Transformation Initiative was substantially completed by December 31, 2023.

For the three and six months ended June 30, 2024, the Company did not incur any restructuring costs.

Changes in accrued restructuring expenses as of June 30, 2024 relating to the Transformation Initiative were:

	Restructuring Costs
	Employee-Related Costs(1)	Asset-Related Costs	Contract Terminations	Inventory Reserves	Total
Balance at December 31, 2023	$356	$—	$—	$2,581	$2,937
Charges (adjustments)	—	—	—	—	—
Cash payments	(190)	—	—	—	(190)
Non-cash asset write-offs	—	—	—	(2,344)	(2,344)
Balance at June 30, 2024	$166	$—	$—	$237	$403

___________

(1) Included in accrued expenses as of June 30, 2024. Refer to Note 6, “Accrued Expenses” included elsewhere in these condensed consolidated financial statements.

The Company records costs associated with the restructuring initiatives once the relevant accounting criteria have been met. Accrued restructuring costs of $0.2 million related to severance costs as of June 30, 2024 are expected to result in cash expenditures funded from cash provided by operations in future periods and are included in accrued expenses on the condensed consolidated balance sheets.

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

 Overview

The Honest Company, Inc. (“Honest” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”) is a personal care company dedicated to creating clean- and sustainably-designed products. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully-designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offerings and omnichannel accessibility.

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

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our product accessibility, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through both the third-party pureplay ecommerce sites, Honest.com and leading retailers and their websites. As of June 30, 2024, our products can be found in approximately 50,000 retail locations across the United States and Canada. The decline in retail locations compared to December 31, 2023 relates to the exit of our low-margin business in Europe and Asia and a few smaller retail customer bankruptcies. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe are not easily replicated by our competitors. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

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

For further details on the restructuring element of the Transformation Initiative, refer to Note 13, “Restructuring” included in our unaudited condensed consolidated financial statements.

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

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients and continue to innovate in the clean conscious space. Based in Los Angeles, California, our research and development team, including chemists, an in-house toxicologist and an eco-toxicologist, develops innovative clean products based on the latest green technology. At Honest, product innovation is top of mind. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to continue to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and natural product categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation, integrated business planning processes and capabilities.

Continued Product Growth

Our product mix is a driver of our financial performance given our focus on accretive product launches and innovation to increase product margins. Even though our growth strategy aims to boost sales across all products by increasing total distribution, we intend to prioritize growth in products with attractive margin characteristics, including skin care, and leverage our brand equity and consumer insights to extend into new products. We are also committed to bringing our Honest Standard to new products where we believe there is a need for a higher standard for clean personal care.

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

Our marketing model is inclusive of a best-in-class modern approach across paid, owned, and earned marketing channels. Additionally, we have optimized our spend in an omnichannel distribution model, which has led to spending less on media driving directly to Honest.com and investing more in driving to our retailer and other digital partners.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in purpose-designed products has contributed to higher demand for certain of our products. At the same time, changes in macro-level trends, including as a result of global pandemics or other macroeconomic conditions, such as inflation, have resulted and could in the future result in fluctuations in our operating results.

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

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions, specifically inflationary pressures, which has adversely affected our supply chain in regards to cost of goods sold. We have experienced and anticipate continued increases in product costs and labor costs due to inflationary pressures and higher transportation costs from ocean container delivery, which has in the past and could continue to hamper our ability to drive margin expansion. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, minimizing lead times for raw materials, and implementing a robust cost-savings program, as part of our Operating Discipline Transformation Pillar. We expect to continue to receive fulfillment costs savings due to warehouse and labor operational efficiencies gained with our newer Las Vegas, Nevada fulfillment center partner. If we are not successful in negotiating future renewals with our other fulfillment partner such that these renewals are at increased costs to us, our business, financial condition, results of operations and prospects could be adversely affected. In January 2024, we negotiated better purchase price terms with one of our third-party manufacturers, Ontex. However, we have experienced purchase price increases from our third-party manufacturers in the past and could face escalation of purchase costs and cost of revenue in the future.

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

Consumer Preferences

We believe in the power of our omnichannel distribution model. We believe consumers value the flexibility in terms of where and when they choose to purchase Honest products. We also believe that consumers research their personal care ingredients and recognize the quality of Honest products, knowing that there are over 3,500 chemicals and materials that we choose not to formulate with.

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. As a part of the Transformation Initiative, we exited certain low-margin household products and implemented an inventory, or SKU rationalization, program in 2023, which resulted in our recording an inventory write-down and earmarking donations primarily related to the liquidation of low-margin household products. We continue to incur inventory write-downs each quarter, as necessary. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we have and expect to incur in the future additional inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory.

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

Disaggregation of Revenue

We had previously presented our revenue by sales channel of Digital and Retail and by product category of Diapers and Wipes, Skin and Personal Care and Household and Wellness. In determining the appropriate categories to use to disaggregate revenue in accordance with the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we had considered the information regularly reviewed by our chief operating decision maker (“CODM”) for evaluating our financial performance and making resource allocation decisions and the guidance to disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. In 2023, we executed a broad-based Transformation Initiative with Brand Maximization as one of the Pillars designed to leverage the strength of the Honest brand. As part of our strategy to build the Honest brand, our CODM evaluates our financial performance and makes resource allocation decisions across our products as one brand of a portfolio of multiple products. As a result, in the first quarter of 2024, we removed the disaggregation of revenue by product category to align with changes made to our long-term strategy and we began disaggregating revenue by direct-to-consumer and retail and third-party ecommerce customers. The change had no effect on our results of operations or timing of revenue recognition.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
(In thousands)
Revenue	$93,049	$84,544	$179,266	$167,933
Cost of revenue	57,437	61,646	111,772	124,832
Gross profit	35,612	22,898	67,494	43,101
Operating expenses
Selling, general and administrative(1)	26,431	25,032	48,850	50,849
Marketing	11,512	9,261	20,608	19,495
Restructuring	—	397	—	1,747
Research and development(1)	1,714	1,595	3,395	3,054
Total operating expenses	39,657	36,285	72,853	75,145
Operating loss	(4,045)	(13,387)	(5,359)	(32,044)
Interest and other income (expense), net	(19)	(9)	(82)	(198)
Loss before provision for income taxes	(4,064)	(13,396)	(5,441)	(32,242)
Income tax provision	13	20	38	40
Net loss	$(4,077)	$(13,416)	$(5,479)	$(32,282)
__________________________
(1)    Includes stock-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
(In thousands)
Selling, general and administrative	$8,739	$6,327	$11,153	$10,040
Research and development	166	86	275	145
Total	$8,905	$6,413	$11,428	$10,185

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue*:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	61.7	72.9	62.3	74.3
Gross profit	38.3	27.1	37.7	25.7
Operating expenses
Selling, general and administrative	28.4	29.6	27.3	30.3
Marketing	12.4	11.0	11.5	11.6
Restructuring	—	0.5	—	1.0
Research and development	1.8	1.9	1.9	1.8
Total operating expenses	42.6	42.9	40.6	44.7
Operating loss	(4.3)	(15.8)	(3.0)	(19.0)
Interest and other income (expense), net	—	—	—	(0.1)
Loss before provision for income taxes	(4.4)	(15.8)	(3.0)	(19.2)
Income tax provision	—	—	—	—
Net loss	(4.4)%	(15.9)%	(3.1)%	(19.2)%
______________

* Amounts may not sum due to rounding.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenue

	For the three months ended June 30,				For the six months ended June 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
(In thousands, except percentages)
Revenue	$93,049	$84,544	$8,505	10.1%	$179,266	$167,933	$11,333	6.7%

Revenue was $93.0 million for the three months ended June 30, 2024, as compared to $84.5 million for the three months ended June 30, 2023. The increase of $8.5 million, or 10.1%, was primarily due to an increase in baby apparel revenue of $4.3 million, an increase in wipes revenue of $3.2 million, an increase in baby personal care revenue of $3.0 million and an increase in diaper revenue of $2.7 million, as well as lower trade spend compared to the three months ended June 30, 2023, partially offset by a decline in Honest.com revenue of $3.5 million and a decline in skincare and color cosmetics revenue of $1.4 million. We estimate that pricing increases taken in 2023 contributed $2.6 million to revenue for the three months ended June 30, 2024.

Revenue was $179.3 million for the six months ended June 30, 2024, as compared to $167.9 million for the six months ended June 30, 2023. The increase of $11.3 million, or 6.7%, was primarily due to an increase in baby apparel revenue of $9.7 million, an increase in wipes revenue of $5.0 million and an increase in baby personal care revenue of $4.0 million, as well as lower trade spend compared to the six months ended June 30, 2023, partially offset by a decline in Honest.com revenue of $5.6 million and a decline in skincare and color cosmetics of $2.8 million. We estimate that pricing increases taken in 2023 contributed $5.8 million to revenue for the six months ended June 30, 2024.

Cost of Revenue and Gross Profit

	For the three months ended June 30,				For the six months ended June 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
(In thousands, except percentages)
Cost of revenue	$57,437	$61,646	$(4,209)	(6.8)%	$111,772	$124,832	$(13,060)	(10.5)%
Gross profit	$35,612	$22,898	$12,714	55.5%	$67,494	$43,101	$24,393	56.6%

Cost of revenue was $57.4 million for the three months ended June 30, 2024, as compared to $61.6 million for the three months ended June 30, 2023. The decrease of $4.2 million, or 6.8%, was primarily driven by lower transportation, product, and fulfillment costs as we focus on operating discipline. Cost of revenue as a percentage of revenue decreased by 1,119 basis points primarily due to these cost savings, price increases and lower trade promotion levels as compared to the three months ended June 30, 2023.

Cost of revenue was $111.8 million for the six months ended June 30, 2024, as compared to $124.8 million for the six months ended June 30, 2023. The decrease of $13.1 million, or 10.5%, was primarily driven by lower transportation, product, and fulfillment costs as we focus on operating discipline, as well as a one-time reduction of $3.0 million in costs as a result of the Transformation Initiative recognized during the six months ended June 30, 2023. Cost of revenue as a percentage of revenue decreased by 1,198 basis points primarily due to these cost savings, price increases and lower trade promotion levels as compared to the six months ended June 30, 2023.

Gross profit was $35.6 million for the three months ended June 30, 2024, as compared to $22.9 million for the three months ended June 30, 2023. The increase of $12.7 million, or 55.5%, was primarily related to cost savings, including reduced transportation, product and fulfillment costs, price increases, volume growth and efficient trade spend.

Gross profit was $67.5 million for the six months ended June 30, 2024, as compared to $43.1 million for the six months ended June 30, 2023. The increase of $24.4 million, or 56.6%, was primarily related to cost savings, including reduced transportation, product and fulfillment costs, price increases, volume growth and efficient trade spend.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$26,431	$25,032	$1,399	5.6%	$48,850	$50,849	$(1,999)	(3.9)%

Selling, general and administrative expenses were $26.4 million for the three months ended June 30, 2024, as compared to $25.0 million for the three months ended June 30, 2023. The increase of $1.4 million, or 5.6%, was primarily due to a $2.4 million increase in stock-based compensation expense primarily related to the acceleration of restricted stock units ("RSUs") held by our founder and former Chief Creative Officer, and a $0.9 million increase in service fees related to baby apparel, partially offset by a $0.9 million decrease in professional fees and a $0.8 million decrease in legal expenses. Selling, general and administrative expenses as a percentage of revenue decreased 1.2% as compared to the three months ended June 30, 2023.

Selling, general and administrative expenses were $48.9 million for the six months ended June 30, 2024, as compared to $50.8 million for the six months ended June 30, 2023. The decrease of $2.0 million, or 3.9%, was primarily due to a $2.7 million decrease in donations expense primarily related to our SKU rationalization program under the Transformation Initiative, $1.1 million decrease in advanced shipping vendor violation charges related to the implementation of our new order management system, a $0.7 million decrease in professional fees and a $0.6 million decrease in legal expenses, partially offset by a $2.0 million increase in service fees related to baby apparel and a $1.1 million increase in stock-based compensation expense primarily related to the acceleration of RSUs held by our founder and former Chief Creative Officer. Selling, general and administrative expenses as a percentage of revenue decreased 3.0% as compared to the six months ended June 30, 2024.

Marketing Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
(In thousands, except percentages)
Marketing	$11,512	$9,261	$2,251	24.3%	$20,608	$19,495	$1,113	5.7%

Marketing expenses were $11.5 million for the three months ended June 30, 2024, as compared to $9.3 million for the three months ended June 30, 2023. The increase of $2.3 million, or 24.3%, was primarily due to a $2.7 million increase in retail marketing, partially offset by a $0.9 million reduction in digital brand advertising. Marketing expenses as a percentage of revenue increased 1.4% as compared to the three months ended June 30, 2023.

Marketing expenses were $20.6 million for the six months ended June 30, 2024, as compared to $19.5 million for the six months ended June 30, 2023. The increase of $1.1 million, or 5.7%, was primarily due to a $4.0 million increase in retail marketing, partially offset by a $3.2 million reduction in digital brand advertising. Marketing expenses as a percentage of revenue decreased 0.1% as compared to the six months ended June 30, 2023.

Research and Development Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
(In thousands, except percentages)
Research and development	$1,714	$1,595	$119	7.5%	$3,395	$3,054	$341	11.2%

Research and development expenses were $1.7 million for the three months ended June 30, 2024, as compared to $1.6 million for the three months ended June 30, 2023. The increase of $0.1 million, or 7.5%, was primarily related to an increase in research and development spend in safety testing, pilot trials, and related-employee expenses, consistent with our focus on continued innovation. Research and development expenses as a percentage of revenue decreased 0.04% as compared to the three months ended June 30, 2023.

Research and development expenses were $3.4 million for the six months ended June 30, 2024, as compared to $3.1 million for the six months ended June 30, 2023. The increase of $0.3 million, or 11.2%, was primarily related to an increase in research and development spend in safety testing, pilot trials, and related-employee expenses, consistent with our focus on continued innovation. Research and development expenses as a percentage of revenue increased 0.1% as compared to the six months ended June 30, 2023.

Interest and Other Income (Expense), Net

	For the three months ended June 30,			For the six months ended June 30,
	2024	2023	$ change	2024	2023	$ change
(In thousands, except percentages)
Interest income (expense), net	$6	$(40)	$46	$(19)	$(227)	$208
Other income (expense), net	(25)	31	(56)	(63)	29	(92)
Interest and other income (expense), net	$(19)	$(9)	$(10)	$(82)	$(198)	$116

Interest and other income (expense), net was net expense of $19 thousand for the three months ended June 30, 2024, as compared to net expense of $9 thousand for the three months ended June 30, 2023.

Interest and other income (expense), net was net expense of $82 thousand for the six months ended June 30, 2024, as compared to net expense of $198 thousand for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had $36.6 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements. We will need to generate sufficient cash from operations or raise additional capital to meet our long-term working capital and capital expenditure needs. We also have availability under our 2023 Credit Facility, which was not drawn as of June 30, 2024.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by an availability block and certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss. For the three and six months ended June 30, 2024, the commitment fee incurred was immaterial. As of June 30, 2024, there were $2.7 million of outstanding letters of credit and $20.5 million available to be drawn upon. As of June 30, 2024, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of June 30, 2024, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 5 “Credit Facilities” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the six months ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$3,281	$3,758
Net cash (used in) provided by investing activities	$(91)	$4,497
Net cash provided by financing activities	$576	$73

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

Net cash provided by operating activities of $3.3 million for the six months ended June 30, 2024 was primarily due to non-cash adjustments of $17.5 million, partially offset by a net loss of $5.5 million and a net decrease in cash related to changes in operating assets and liabilities of $8.8 million. Non-cash adjustments primarily consisted of stock-based compensation of $11.4 million, amortization of operating Right-of-Use ("ROU") assets of $3.2 million, utilization of marketing credits of $1.5 million and depreciation and amortization of $1.4 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $4.0 million use of cash due to operating lease obligations and a $3.6 million decrease in accounts payable and accrued expenses.

Net cash provided by operating activities of $3.8 million for the six months ended June 30, 2023 was primarily due to net loss of $32.3 million, non-cash adjustments of $14.6 million and a net increase in cash related to changes in operating assets and liabilities of $21.4 million. Non-cash adjustments primarily consisted of stock-based compensation of $10.2 million, amortization of operating ROU assets of $3.1 million and depreciation and amortization of $1.3 million. Changes in cash flows related to operating assets and liabilities primarily consisted of cash provided by a $33.6 million decrease in inventory, a $7.4 million decrease in prepaid expenses and other assets and a $6.5 million decrease in accounts receivable due to improved collection efforts, partially offset by a decrease of $23.1 million in accounts payable and accrued expenses driven by lower inventory purchases in the six months ended June 30, 2023 due to our disciplined inventory management.

Investing Activities

Our primary source of investing cash historically has been the sale and maturity of short-term investments. Our primary use of investing cash historically has been the purchase of short-term investments and currently is property and equipment.

Net cash used in investing activities of $0.1 million for the six months ended June 30, 2024 was due to purchases of property and equipment.

Net cash provided by investing activities of $4.5 million for the six months ended June 30, 2023 was primarily due to proceeds from maturities of short-term investments of $5.7 million, partially offset by purchases of property and equipment of $1.2 million.

Financing Activities

Our financing activities primarily consisted of proceeds from sales of securities, proceeds from stock option award exercises and principal payments of financing lease obligations.

Net cash provided by financing activities of $0.6 million for the six months ended June 30, 2024 consisted primarily of $0.5 million of proceeds from stock option award exercises.

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

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; (6) Chief Executive Officer (“CEO”) and founder and former Chief Creative Officer (“CCO”) transition expenses and (7) restructuring expenses in connection with the Transformation Initiative.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as CEO and founder/CCO transition expenses and restructuring expenses in connection with the Transformation Initiative. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our revenue, net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(4,077)	$(13,416)	$(5,479)	$(32,282)
Interest and other (income) expense, net	19	9	82	198
Income tax provision	13	20	38	40
Depreciation and amortization	709	672	1,426	1,340
Stock-based compensation	8,905	6,413	11,428	10,185
Securities litigation expense	1,268	1,773	1,670	2,951
CEO and founder/CCO transition expense(1)	700	—	858	1,277
Restructuring costs(2)	—	397	—	1,747
Payroll tax expense related to stock-based compensation	58	33	216	112
Adjusted EBITDA	$7,595	$(4,099)	$10,239	$(14,432)
__________________

(1) Includes sign-on bonus and relocation costs related to the appointment of our CEO and separation costs related to the termination of our former founder and CCO.
(2) See Note 13 “Restructuring” in our unaudited condensed consolidated financial statements for items included in restructuring expense.

Material Cash Requirements

As of June 30, 2024, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three and six months ended June 30, 2024, there were no material changes to our critical accounting estimates from those discussed in our Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended June 30, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•Our strategic initiatives, including as part of the Transformation Pillars, could have long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the operational or financial benefits from such actions.
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

In addition, our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees, including Carla Vernón, who became our CEO effective January 9, 2023. The market for such positions is competitive. Qualified individuals, like Ms. Vernón with her extensive experience in CPG and with founder-built businesses, are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and results of operations could be adversely affected.

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
101.INS 101.SCH
Inline XBRL Instance Document —the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Inline XBRL Taxonomy Extension Schema Document

104	Cover page formatted as inline XBRL and contained in Exhibit 101

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

The Honest Company, Inc.
Date: August 8, 2024	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 8, 2024	By:	/s/ David Loretta
David Loretta Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)