Form 10-Q
period 2024-09-30
Honest Company, Inc.
filed 2024-11-12
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 100,961,365 shares of common stock, $0.0001 par value per share outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$53,441	$32,827
Accounts receivable, net	36,176	43,084
Inventories	74,720	73,490
Prepaid expenses and other current assets	8,965	8,371
Total current assets	173,302	157,772
Operating lease right-of-use asset	18,868	23,683
Property and equipment, net	11,781	13,486
Goodwill	2,230	2,230
Intangible assets, net	253	309
Other assets	2,769	4,141
Total assets	$209,203	$201,621
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,353	$22,289
Accrued expenses	33,972	32,209
Deferred revenue	1,650	2,212
Total current liabilities	59,975	56,710
Long term liabilities
Operating lease liabilities, net of current portion	15,360	21,738
Other long-term liabilities	—	34
Total liabilities	75,335	78,482
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2024 and December 31, 2023, none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2024 and December 31, 2023; 101,203,839 and 95,868,421 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	10	9
Additional paid-in capital	618,241	602,198
Accumulated deficit	(484,383)	(479,068)
Total stockholders’ equity	133,868	123,139
Total liabilities and stockholders’ equity	$209,203	$201,621

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Revenue	$99,237	$86,169	$278,503	$254,101
Cost of revenue	60,841	58,964	172,613	183,796
Gross profit	38,396	27,205	105,890	70,305
Operating expenses
Selling, general and administrative	23,427	24,146	72,277	74,995
Marketing	13,170	9,110	33,778	28,605
Restructuring	—	357	—	2,104
Research and development	1,742	1,584	5,137	4,638
Total operating expenses	38,339	35,197	111,192	110,342
Operating income (loss)	57	(7,992)	(5,302)	(40,037)
Interest and other income (expense), net	127	(71)	44	(269)
Income (loss) before provision for income taxes	184	(8,063)	(5,258)	(40,306)
Income tax provision	19	35	56	75
Net income (loss)	$165	$(8,098)	$(5,314)	$(40,381)
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.09)	$(0.05)	$(0.43)
Diluted	$0.00	$(0.09)	$(0.05)	$(0.43)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	100,690,486	95,179,604	98,688,196	94,137,244
Diluted	104,588,417	95,179,604	98,688,196	94,137,244

Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments, net of taxes	—	—	—	33
Comprehensive income (loss)	$165	$(8,098)	$(5,314)	$(40,348)

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

The Honest Company, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	95,868,421	$9	$602,198	$(479,068)	$—	$123,139
Net loss	—	—	—	—	—	(1,403)	—	(1,403)
Stock options exercised	—	—	126,000	—	508	—	—	508
Stock-based compensation	—	—	—	—	2,523	—	—	2,523
Vested restricted stock units	—	—	1,174,282	—	—	—	—	—
Balances at March 31, 2024	—	$—	97,168,703	$9	$605,229	$(480,471)	$—	$124,767
Net loss	—	—	—	—	—	(4,077)	—	(4,077)
Stock-based compensation	—	—	—	—	8,905	—	—	8,905
Vested restricted stock units	—	—	2,924,878	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	63,393	—	86	—	—	86
Balances at June 30, 2024	—	$—	100,156,974	$9	$614,220	$(484,548)	$—	$129,681
Net income	—	—	—	—	—	165	—	165
Stock options exercised	—	—	460,000	—	1,856	—	—	1,856
Stock-based compensation	—	—	—	—	2,166	—	—	2,166
Vested restricted stock	—	—	586,865	1	(1)	—	—	—
Balance at September 30, 2024	—	$—	101,203,839	$10	$618,241	$(484,383)	$—	$133,868

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(5,314)	$(40,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,132	2,021
Stock-based compensation	13,593	13,892
Other	6,395	4,680
Changes in assets and liabilities:
Accounts receivable, net	6,908	4,132
Inventories	(1,229)	36,158
Prepaid expenses and other assets	(1,143)	7,498
Accounts payable, accrued expenses and other long-term liabilities	3,637	(13,875)
Deferred revenue	(561)	1,046
Operating lease liabilities	(6,052)	(5,740)
Net cash provided by operating activities	18,366	9,431
Cash flows from investing activities
Proceeds from maturities of short-term investments	—	5,683
Purchases of property and equipment	(184)	(1,588)
Net cash (used in) provided by investing activities	(184)	4,095
Cash flows from financing activities
Proceeds from exercise of stock options	2,364	4
Proceeds from 2021 ESPP	86	102
Payments on finance lease liabilities	(18)	(46)
Net cash provided by financing activities	2,432	60
Net increase in cash and cash equivalents	20,614	13,586
Cash and cash equivalents
Beginning of the period	32,827	9,517
End of the period	$53,441	$23,103

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$72	$25

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)
1.     Nature of Business

The Honest Company, Inc. (the “Company”) was incorporated in the State of California on July 19, 2011 and on May 23, 2012 was re-incorporated in the State of Delaware under the same name. The Company is a personal care company dedicated to creating cleanly-formulated and sustainably-designed products.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates, which are subject to varying degrees of judgment, include the valuation of inventories, sales returns and allowances, allowances for credit losses, valuation of short-term investments, capitalized software, useful lives associated with long-lived assets, goodwill impairment, incremental borrowing rates associated with leases, valuation allowances with respect to deferred tax assets, accruals and contingencies, recoverability of non-cash marketing credits, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of September 30, 2024 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable are presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the net realizable value. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may impact the Company's customers' ability to pay. The allowance for credit losses was $0.4 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively.

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

3.Revenue

The Company previously presented its revenue by sales channel of Digital and Retail and by product category of Diapers and Wipes, Skin and Personal Care and Household and Wellness. In determining the appropriate categories to use to disaggregate revenue in accordance with the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, the Company had considered the information regularly reviewed by its CODM for evaluating its financial performance and making resource allocation decisions and the guidance to disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. In 2023, the Company executed a broad-based Transformation Initiative with Brand Maximization as one of the Pillars designed to leverage the strength of the Honest brand. As part of its strategy to build the Honest brand, the Company’s CODM is evaluating the Company’s financial performance and making resource allocation decisions across the Company’s products as one brand of a portfolio of multiple products. As a result, in the first quarter of 2024, the Company removed the disaggregation of revenue by product category to align with changes made to the Company’s long-term strategy and began disaggregating revenue by (i) direct-to-consumer and (ii) retail and third-party ecommerce customers. The change had no effect on the Company's results of operations or timing of revenue recognition. Presentation of disaggregated revenue by direct-to-consumer and retail and third-party ecommerce customers in prior periods have been modified to conform to the current period presentation.

Direct-to-Consumer

For direct sales to the consumer through the Company's website, Honest.com, the Company's performance obligation consists of the sale of finished goods to the consumer. Consumers may purchase products at any time or enter into subscription arrangements. Consumers place orders online in accordance with the Company's standard terms and conditions and authorize payment when the order is placed. Credit cards are charged at the time of shipment and payments are typically processed within two to three business days. For subscription arrangements, consumers sign up to receive products on a periodic basis. Subscriptions are cancellable at any time without penalty, and no amounts are collected from the consumer until products are shipped. Revenue is recognized when transfer of control to the consumer takes place, which is when the product is delivered to the carrier. Sales taxes collected from consumers are accounted for on a net basis and are excluded from revenue. Revenue generated from Honest.com was 12% and 18%, respectively, of the Company's total revenue during the three months ended September 30, 2024 and 2023, and 13% and 18%, respectively, of the Company's total revenue during the nine months ended September 30, 2024 and 2023.

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

Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the nine months ended September 30, 2024, the Company did not enter into any new trade agreements.

For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to marketing expense in the condensed consolidated statements of comprehensive income (loss) as they become determinable. For the nine months ended September 30, 2024 and 2023, the Company recorded no impairment losses related to these credits and used an aggregate of $1.6 million and $0.2 million of credits, respectively.

4.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$5,811	$—	$—	$5,811
Total cash equivalents	$5,811	$—	$—	$5,811

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$5,589	$—	$—	$5,589
Total cash equivalents	$5,589	$—	$—	$5,589

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

5.     Credit Facilities

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2024 and 2023, the commitment fee incurred was immaterial. As of September 30, 2024, there were $2.7 million outstanding letters of credit and $30.4 million available to be drawn upon. As of September 30, 2024, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of September 30, 2024, the Company is in compliance with all covenants under the 2023 Credit Facility.

6.     Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
(In thousands)
Payroll and payroll related expenses(1)	$6,802	$8,007
Accrued inventory purchases	8,536	9,368
Accrued returns	371	269
Accrued rent(2)	8,431	8,105
Accrued restructuring(3)	68	356
Other accrued expenses	9,764	6,104
Total accrued expenses	$33,972	$32,209
____________________

(1) Includes $0.7 million and $1.2 million of executive transition related expenses as of September 30, 2024 and December 31, 2023, respectively.
(2) Represents short-term operating lease liabilities. Refer to Note 11, "Leases" included in these condensed consolidated financial statements for more information on leases.
(3) Refer to Note 12, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring.

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

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s initial public offering (“IPO”). A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022, alleging claims and seeking relief under Sections 11 and 15 of the Securities Act of 1933 relating to the Company’s IPO. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On May 1, 2023, the Lead Plaintiff’s motion for class certification in the consolidated class action was granted in part and denied in part, with the U.S. District Court for the Central District of California limiting the certified class to only those persons and entities that purchased or otherwise acquired the Company’s publicly traded common stock pursuant and traceable to the Company’s IPO offering documents prior to August 19, 2021, as well as all persons and entities that acquired ownership of a trading account, retirement account, or any other similar investment account or portfolio containing the Company’s publicly traded common stock that was purchased or otherwise acquired pursuant and traceable to the IPO offering documents prior to August 19, 2021, and were damaged thereby. On August 14, 2023 the Lead Plaintiff filed an amended consolidated class action complaint naming as additional defendants Catterton Management Company L.L.C., L Catterton VIII, L.P., L. Catterton VIII Offshore, L.P., THC Shared Abacus, LP, Catterton Managing Partner VIII, L.L.C., and C8 Management, L.L.C. On October 16, 2023, those additional defendants filed a motion to dismiss the Second Amended Complaint with respect to the claims against them. On January 31, 2024, that motion to dismiss was granted by the court to the extent those additional defendants challenged the claims as untimely. The court granted Lead Plaintiff leave to amend within fourteen days of that order. On February 14, 2024, the Lead Plaintiff filed a further amended Second Amended Complaint against the additional defendants. The additional defendants filed a motion to dismiss the further amended Second Amended Complaint, which was denied by the court on April 22, 2024. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware on October 19, 2022 with similar allegations. Each of these federal and state court derivative cases have been stayed. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in these matters.

On August 10, 2022, Catrice Sida and Kris Yerby filed a putative class action complaint in the U.S. District Court for the Northern District of California alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, breach of warranty, and unjust enrichment related to plant-based claims on certain of the Company’s wipes products and seeking declaratory relief, injunctive relief, monetary damages, punitive damages and statutory penalties, and attorneys’ fees and costs. The Company filed its motion to dismiss on October 17, 2022. On December 6, 2022, the Company's motion to dismiss was denied. The Company’s motion to stay pending the Ninth Circuit Court of Appeals’ review of the Central District of California’s decision in Whiteside v. Kimberly-Clark Corp., No. 5:22-cv-1988 JGB (SPx), 2023 WL 4328175 (C.D. 10 Cal. June 1, 2023) was denied on September 5, 2023. On February 20, 2024, the parties filed a Notice of Settlement to notify the court that the parties have agreed to settle the matter on an individual, non-class basis. The Court granted the plaintiffs' Stipulation of Dismissal on July 2, 2024.

As of September 30, 2024 and December 31, 2023, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of September 30, 2024 and December 31, 2023, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

8.     Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2023	13,315,796	$5.25
Granted	—	$—
Exercised	(586,000)	$4.03
Forfeited/Cancelled	(320,911)	$4.55
Outstanding at September 30, 2024	12,408,885	$5.33

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

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2023	957,199	7,299,254	$2.19	$2.38
Granted	545,178	4,791,818	$2.81	$3.54
Vested	(647,739)	(4,038,286)	$2.07	$3.03
Forfeited	—	(684,143)	$—	$3.02
Unvested RSUs at September 30, 2024	854,638	7,368,643	$2.68	$2.72

As of September 30, 2024, there was $19.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the three and nine months ended September 30, 2024, 63,393 shares were purchased under the 2021 ESPP. As of September 30, 2024, the Company had 3,649,345 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

	For the nine months ended September 30, 2024
Expected life of options (in years)	0.50
Expected stock price volatility	69.20%	—	79.27%
Risk free interest rate	5.43%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$0.56	—	$1.05

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of September 30, 2024, there were 275,083 shares available for future grant under the Inducement Plan.

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
(In thousands)
Selling, general and administrative(1)	$2,012	$3,608	$13,164	$13,648
Research and development	154	99	429	244
Total stock-based compensation expense	$2,166	$3,707	$13,593	$13,892
________________________
(1) Includes $0 and $0.5 million, respectively, of stock-based compensation expense during the three months ended September 30, 2024 and 2023 and $6.7 million and $3.1 million, respectively, of stock-based compensation expense during the nine months ended September 30, 2024 and 2023 related to the acceleration of RSUs held by certain former executives.

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for share and per share values)	2024	2023	2024	2023
Numerator:
Net income (loss)	$165	$(8,098)	$(5,314)	$(40,381)
Net income (loss) attributable to common stockholders — basic	$165	$(8,098)	$(5,314)	$(40,381)
Net income (loss) attributable to common stockholders - diluted	$165	$(8,098)	$(5,314)	$(40,381)

Denominator:
Weighted average shares of common stock outstanding — basic	100,690,486	95,179,604	98,688,196	94,137,244
Add: effect of dilutive RSUs	3,888,112	—	—	—
Add: effect of dilutive stock options	9,819	—	—	—
Weighted average shares of common stock outstanding - diluted	104,588,417	95,179,604	98,688,196	94,137,244

Net income (loss) per share, attributable to common shareholders:
Basic	$—	$(0.09)	$(0.05)	$(0.43)
Diluted	$—	$(0.09)	$(0.05)	$(0.43)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	13,131,408	13,335,558	12,408,885	13,335,558
Unvested restricted stock units	1,143,065	7,394,451	8,223,281	7,394,451
Employee stock purchase plan	—	68,962	44,245	68,962
Total	14,274,473	20,798,971	20,676,411	20,798,971

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

During the three and nine months ended September 30, 2024 and 2023, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive income (loss).

11.    Leases

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

The components of lease expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Finance lease expense:
Amortization	$—	$12	$8	$42
Short-term lease expense	—	—	—	—
Operating lease expense:
Operating lease expense(1)	1,792	1,792	5,376	5,376
Sublease income	(501)	(501)	(1,504)	(1,503)
Total lease expense, net	$1,291	$1,303	$3,880	$3,915
______________________

(1)     Represents the straight-line lease expense of operating leases, inclusive of amortization of ROU assets and the interest component of operating lease liabilities.

Based on the nature of the Right-Of-Use (“ROU”) assets, amortization of finance leases and amortization of operating ROU assets, operating lease expense and other lease expense are recorded within either cost of revenue or selling, general and administrative expenses and interest on finance lease liabilities is recorded within interest and other expense, net in the condensed consolidated statements of comprehensive income (loss).

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	September 30, 2024

Finance lease assets	Property and equipment, net	$—
Operating lease assets	Operating lease right-of-use asset	18,868
Total lease assets		$18,868
Liabilities
Current
Finance lease liabilities	Accrued expenses	$—
Operating lease liabilities	Accrued expenses	8,431
Non-current
Operating lease liabilities	Operating lease liabilities, net of current portion	15,360
Total lease liabilities		$23,791

Supplemental information related to the Company’s leases for the nine months ended September 30, 2024 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	—
Operating leases	2.8
Weighted-average discount rate
Finance leases	—%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows for operating leases	$6,052
Financing cash flows for finance leases	$18

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the nine months ended September 30, 2024 for either finance or operating leases.

12.     Restructuring

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

For the three and nine months ended September 30, 2024, the Company did not incur any restructuring costs related to the Transformation Initiative.

Changes in accrued restructuring expenses as of September 30, 2024 relating to the Transformation Initiative were:

	Restructuring Costs
	Employee-Related Costs(1)	Asset-Related Costs	Contract Terminations	Inventory Reserves	Total
Balance at December 31, 2023	$356	$—	$—	$2,581	$2,937
Charges (adjustments)	—	—	—	—	—
Cash payments	(288)	—	—	—	(288)
Non-cash asset write-offs	—	—	—	(2,546)	(2,546)
Balance at September 30, 2024	$68	$—	$—	$35	$103
___________

(1) Included in accrued expenses as of September 30, 2024. Refer to Note 6, “Accrued Expenses” included elsewhere in these condensed consolidated financial statements.
The Company records costs associated with the restructuring initiatives once the relevant accounting criteria have been met. Accrued restructuring costs of $0.1 million related to severance costs as of September 30, 2024 are expected to result in cash expenditures funded from cash provided by operations in future periods and are included in accrued expenses on the condensed consolidated balance sheets.

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

 Overview

The Honest Company, Inc. (“Honest” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”) is a personal care company dedicated to creating cleanly-formulated and sustainably-designed products. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully-designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offerings and omnichannel accessibility. Our integrated multi-category product architecture is intentionally designed to serve our consumers every day, at every age and through every life stage, no matter where they are on their journey. We believe this drives loyalty, increases our consumer wallet share and generates attractive consumer lifetime value.

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

Our omnichannel approach seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and accessibility. Since our launch, we have built a well-integrated omnichannel presence by expanding our product accessibility, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We increase accessibility of our products to more consumers through third-party pureplay ecommerce sites, Honest.com and leading retailers and their websites. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe are not easily replicated by our competitors. This distinctive business model has allowed us to efficiently scale our business while remaining agnostic as to the channel where consumers purchase our products.

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

For further details on the restructuring element of the Transformation Initiative, refer to Note 12, “Restructuring” included in our unaudited condensed consolidated financial statements.

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

Continued Product Growth

Our product mix is a driver of our financial performance given our focus on accretive product launches and innovation to increase product margins. Even though our growth strategy aims to boost sales across all products by increasing total distribution, we intend to prioritize growth in products with attractive margin characteristics, including personal care, and leverage our brand equity and consumer insights to extend into new products. We are also committed to bringing our Honest Standard to new products where we believe there is a need for a higher standard for clean personal care.

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

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions, specifically inflationary pressures, which has adversely affected our supply chain in regards to cost of goods sold. We have experienced and anticipate continued increases in product costs and labor costs due to inflationary pressures and higher transportation costs from ocean container delivery, which has in the past and could continue to hamper our ability to drive margin expansion. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, minimizing lead times for raw materials, and implementing a robust cost-savings program, as part of our Operating Discipline Transformation Pillar. We expect to continue to receive fulfillment costs savings due to warehouse and labor operational efficiencies gained with our Las Vegas, Nevada fulfillment center partner. If we are not successful in negotiating future renewals with our other fulfillment partner such that these renewals are at increased costs to us, our business, financial condition, results of operations and prospects could be adversely affected. In January 2024, we negotiated better purchase price terms with one of our third-party manufacturers, Ontex. However, we have experienced purchase price increases from our third-party manufacturers in the past and could face escalation of purchase costs and cost of revenue in the future.

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

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. As a part of the Transformation Initiative, we exited certain low-margin household products and implemented an inventory, or SKU rationalization, program in 2023, which resulted in our recording an inventory write-down and earmarking donations primarily related to the liquidation of low-margin household products. In addition, in connection with the termination of the Likeness Agreement with Jessica Warren, as part of Ms. Warren's departure from her Chief Creative Officer position, after April 4, 2025 we are prohibited from selling existing inventory that uses certain specified licensed intellectual property on its packaging, which we anticipate will result in inventory write-offs. We continue to incur inventory write-downs each quarter, as necessary. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we have and expect to incur in the future additional inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory.

Furthermore, we are currently in discussions with Butterblu regarding our respective obligations under the supplier services agreement pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us. As part of the supplier services agreement, we have agreed to purchase and own inventory for the term of the supplier service agreement, which is until December 31, 2026, unless terminated sooner. Butterblu continues to operate and maintain our baby apparel offerings independently through the honestbabyclothing.com website under our supplier services agreement and Honest Baby Clothing sales are reflected as revenue in our consolidated statements of operations. These discussions could result in termination of the supplier services agreement prior to its termination date, potential disputes over the terms of termination, and costs to us related to the inventory we agreed to purchase and own for the term of the agreement. In addition, any loss of the relationship with Butterblu may negatively impact sales of our baby apparel, which will adversely affect our results of operations.

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

Disaggregation of Revenue

We had previously presented our revenue by sales channel of Digital and Retail and by product category of Diapers and Wipes, Skin and Personal Care and Household and Wellness. In determining the appropriate categories to use to disaggregate revenue in accordance with the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we had considered the information regularly reviewed by our chief operating decision maker (“CODM”) for evaluating our financial performance and making resource allocation decisions and the guidance to disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. In 2023, we executed a broad-based Transformation Initiative with Brand Maximization as one of the Pillars designed to leverage the strength of the Honest brand. As part of our strategy to build the Honest brand, our CODM evaluates our financial performance and makes resource allocation decisions across our products as one brand of a portfolio of multiple products. As a result, in the first quarter of 2024, we removed the disaggregation of revenue by product category to align with changes made to our long-term strategy and we began disaggregating revenue by (i) direct-to-consumer and (ii) retail and third-party ecommerce customers. The change had no effect on our results of operations or timing of revenue recognition.

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

Results of Operations

The following table sets forth our condensed consolidated statements of comprehensive income (loss) data for each of the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
(In thousands)
Revenue	$99,237	$86,169	$278,503	$254,101
Cost of revenue	60,841	58,964	172,613	183,796
Gross profit	38,396	27,205	105,890	70,305
Operating expenses
Selling, general and administrative(1)	23,427	24,146	72,277	74,995
Marketing	13,170	9,110	33,778	28,605
Restructuring	—	357	—	2,104
Research and development(1)	1,742	1,584	5,137	4,638
Total operating expenses	38,339	35,197	111,192	110,342
Operating income (loss)	57	(7,992)	(5,302)	(40,037)
Interest and other income (expense), net	127	(71)	44	(269)
Income (loss) before provision for income taxes	184	(8,063)	(5,258)	(40,306)
Income tax provision	19	35	56	75
Net income (loss)	$165	$(8,098)	$(5,314)	$(40,381)
__________________________
(1)    Includes stock-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
(In thousands)
Selling, general and administrative	$2,012	$3,608	$13,164	$13,648
Research and development	154	99	429	244
Total	$2,166	$3,707	$13,593	$13,892

The following table sets forth our condensed consolidated statements of comprehensive income (loss) data expressed as a percentage of revenue*:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	61.3	68.4	62.0	72.3
Gross profit	38.7	31.6	38.0	27.7
Operating expenses
Selling, general and administrative	23.6	28.0	26.0	29.5
Marketing	13.3	10.6	12.1	11.3
Restructuring	—	0.4	—	0.8
Research and development	1.8	1.8	1.8	1.8
Total operating expenses	38.6	40.8	39.9	43.4
Operating income (loss)	0.1	(9.3)	(1.9)	(15.8)
Interest and other income (expense), net	0.1	(0.1)	—	(0.1)
Income (loss) before provision for income taxes	0.2	(9.4)	(1.9)	(15.9)
Income tax provision	—	—	—	—
Net income (loss)	0.2%	(9.4)%	(1.9)%	(15.9)%
______________

* Amounts may not sum due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Revenue

	For the three months ended September 30,				For the nine months ended September 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
(In thousands, except percentages)
Revenue	$99,237	$86,169	$13,068	15.2%	$278,503	$254,101	$24,402	9.6%

Revenue was $99.2 million for the three months ended September 30, 2024, as compared to $86.2 million for the three months ended September 30, 2023. The increase of $13.1 million, or 15.2%, was primarily due to an increase in wipes revenue of $9.9 million, an increase in baby personal care revenue of $2.3 million, an increase in diaper revenue of $1.8 million and an increase in baby apparel revenue of $1.5 million, partially offset by a decline in skincare and color cosmetics revenue of $2.7 million.

Revenue was $278.5 million for the nine months ended September 30, 2024, as compared to $254.1 million for the nine months ended September 30, 2023. The increase of $24.4 million, or 9.6%, was primarily due to an increase in wipes revenue of $14.3 million, an increase in baby apparel revenue of $11.3 million and an increase in baby personal care revenue of $5.4 million, as well as lower trade spend compared to the nine months ended September 30, 2023, partially offset by a decline in skincare and color cosmetics of $6.6 million. We estimate that pricing increases taken in 2023 contributed $3.2 million, excluding price pack architecture, to revenue for the nine months ended September 30, 2024.

Cost of Revenue and Gross Profit

	For the three months ended September 30,				For the nine months ended September 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
(In thousands, except percentages)
Cost of revenue	$60,841	$58,964	$1,877	3.2%	$172,613	$183,796	$(11,183)	(6.1)%
Gross profit	$38,396	$27,205	$11,191	41.1%	$105,890	$70,305	$35,585	50.6%

Cost of revenue was $60.8 million for the three months ended September 30, 2024, as compared to $59.0 million for the three months ended September 30, 2023. The increase of $1.9 million, or 3.2%, was primarily driven by an increase in product costs related to higher sales volume, partially offset by savings in fulfillment costs mainly due to the decline in Honest.com revenue. Cost of revenue as a percentage of revenue decreased by 712 basis points primarily due to cost savings across most of the cost structure, including supply chain and product costs compared to the three months ended September 30, 2023.

Cost of revenue was $172.6 million for the nine months ended September 30, 2024, as compared to $183.8 million for the nine months ended September 30, 2023. The decrease of $11.2 million, or 6.1%, was primarily driven by lower transportation and fulfillment costs as we focus on operating discipline, as well as a one-time reduction of $3.0 million in costs as a result of the Transformation Initiative recognized during the nine months ended September 30, 2023, partially offset by an increase in product costs related to higher sales volume. Cost of revenue as a percentage of revenue decreased by 1,035 basis points primarily due to cost savings across most of the cost structure, including supply chain and product costs, price increases and lower trade promotion levels as compared to the nine months ended September 30, 2023.

Gross profit was $38.4 million for the three months ended September 30, 2024, as compared to $27.2 million for the three months ended September 30, 2023. The increase of $11.2 million, or 41.1%, was primarily related to cost savings, including reduced transportation, product and fulfillment costs, and sales volume growth.

Gross profit was $105.9 million for the nine months ended September 30, 2024, as compared to $70.3 million for the nine months ended September 30, 2023. The increase of $35.6 million, or 50.6%, was primarily related to cost savings, including reduced transportation, product and fulfillment costs, price increases, sales volume growth and efficient trade spend.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$23,427	$24,146	$(719)	(3.0)%	$72,277	$74,995	$(2,718)	(3.6)%

Selling, general and administrative expenses were $23.4 million for the three months ended September 30, 2024, as compared to $24.1 million for the three months ended September 30, 2023. The decrease of $0.7 million, or 3.0%, was primarily due to a $1.6 million decrease in stock-based compensation expense, a $0.6 million decrease in donations expense primarily related to our SKU rationalization program under the Transformation Initiative and a $0.5 million decrease in general administrative expenses, partially offset by a $2.7 million increase in legal expenses. Selling, general and administrative expenses as a percentage of revenue decreased 4.4% as compared to the three months ended September 30, 2023.

Selling, general and administrative expenses were $72.3 million for the nine months ended September 30, 2024, as compared to $75.0 million for the nine months ended September 30, 2023. The decrease of $2.7 million, or 3.6%, was primarily due to a $3.2 million decrease in donations expense primarily related to our SKU rationalization program under the Transformation Initiative, a $2.1 million decrease in general administrative expenses and a $0.5 million decrease in stock-based compensation expense, partially offset by a $2.2 million increase in service fees related to baby apparel and a $2.1 million increase in legal expenses. Selling, general and administrative expenses as a percentage of revenue decreased 3.6% as compared to the nine months ended September 30, 2023.

Marketing Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
(In thousands, except percentages)
Marketing	$13,170	$9,110	$4,060	44.6%	$33,778	$28,605	$5,173	18.1%

Marketing expenses were $13.2 million for the three months ended September 30, 2024, as compared to $9.1 million for the three months ended September 30, 2023. The increase of $4.1 million, or 44.6%, was primarily due to a $3.3 million increase in retail marketing. Marketing expenses as a percentage of revenue increased 2.7% as compared to the three months ended September 30, 2023.

Marketing expenses were $33.8 million for the nine months ended September 30, 2024, as compared to $28.6 million for the nine months ended September 30, 2023. The increase of $5.2 million, or 18.1%, was primarily due to a $3.2 million increase in retail marketing and a $1.0 million increase in marketing agency fees. Marketing expenses as a percentage of revenue increased 0.9% as compared to the nine months ended September 30, 2023.

Research and Development Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2024	2023	$ change	% change	2024	2023	$ change	% change
(In thousands, except percentages)
Research and development	$1,742	$1,584	$158	10.0%	$5,137	$4,638	$499	10.8%

Research and development expenses were $1.7 million for the three months ended September 30, 2024, as compared to $1.6 million for the three months ended September 30, 2023. The increase of $0.2 million, or 10.0%, was primarily related to an increase in research and development spend in safety testing and related-employee expenses, consistent with our focus on continued innovation. Research and development expenses as a percentage of revenue decreased 0.08% as compared to the three months ended September 30, 2023.

Research and development expenses were $5.1 million for the nine months ended September 30, 2024, as compared to $4.6 million for the nine months ended September 30, 2023. The increase of $0.5 million, or 10.8%, was primarily related to an increase in research and development spend in safety testing, pilot trials, and related-employee expenses, consistent with our focus on continued innovation. Research and development expenses as a percentage of revenue increased 0.02% as compared to the nine months ended September 30, 2023.

Interest and Other Income (Expense), Net

	For the three months ended September 30,			For the nine months ended September 30,
	2024	2023	$ change	2024	2023	$ change
(In thousands, except percentages)
Interest income (expense), net	$94	$(27)	$121	$75	$(253)	$328
Other income (expense), net	33	(44)	77	(31)	(16)	(15)
Interest and other income (expense), net	$127	$(71)	$198	$44	$(269)	$313

Interest and other income (expense), net was net income of $127 thousand for the three months ended September 30, 2024, as compared to net expense of $71 thousand for the three months ended September 30, 2023.

Interest and other income (expense), net was net income of $44 thousand for the nine months ended September 30, 2024, as compared to net expense of $269 thousand for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had $53.4 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements. We will need to generate sufficient cash from operations or raise additional capital to meet our long-term working capital and capital expenditure needs. We also have availability under our 2023 Credit Facility, which was not drawn as of September 30, 2024.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2024, the commitment fee incurred was immaterial. As of September 30, 2024, there were $2.7 million of outstanding letters of credit and $30.4 million available to be drawn upon. As of September 30, 2024, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of September 30, 2024, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 5 “Credit Facilities” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the nine months ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$18,366	$9,431
Net cash (used in) provided by investing activities	$(184)	$4,095
Net cash provided by financing activities	$2,432	$60

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

Net cash provided by operating activities of $18.4 million for the nine months ended September 30, 2024 was primarily due to non-cash adjustments of $22.1 million and a net increase in cash related to changes in operating assets and liabilities of $1.6 million, partially offset by a net loss of $5.3 million. Non-cash adjustments primarily consisted of stock-based compensation of $13.6 million, amortization of operating Right-of-Use ("ROU") assets of $4.8 million, utilization of marketing credits of $1.6 million and depreciation and amortization of $2.1 million. Changes in cash flows related to operating assets and liabilities primarily consisted of $6.9 million increase in accounts receivable and a $1.2 million decrease in inventory, partially offset by a $6.1 million use of cash due to operating lease obligations and a $3.6 million increase in accounts payable and accrued expenses driven by timing of payments to vendors.

Net cash provided by operating activities of $9.4 million for the nine months ended September 30, 2023 was primarily due to net loss of $40.4 million, non-cash adjustments of $20.6 million and a net increase in cash related to changes in operating assets and liabilities of $29.2 million. Non-cash adjustments primarily consisted of stock-based compensation of $13.9 million, amortization of operating ROU assets of $4.7 million and depreciation and amortization of $2.0 million. Changes in cash flows related to operating assets and liabilities primarily consisted of cash provided by a $36.2 million decrease in inventory, a $7.5 million decrease in prepaid expenses and other assets and a $4.1 million decrease in accounts receivable due to improved collection efforts, partially offset by a decrease of $13.9 million in accounts payable and accrued expenses driven by lower inventory purchases due to our disciplined inventory management and a $5.7 million use of cash due to operating lease obligations in the nine months ended September 30, 2023.

Investing Activities

Our primary source of investing cash historically has been the sale and maturity of short-term investments. Our primary use of investing cash historically has been the purchase of short-term investments and currently is property and equipment.

Net cash used in investing activities of $0.2 million for the nine months ended September 30, 2024 was due to purchases of property and equipment.

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

Net cash provided by financing activities of $2.4 million for the nine months ended September 30, 2024 consisted primarily of $2.4 million of proceeds from stock option award exercises.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$165	$(8,098)	$(5,314)	$(40,381)
Interest and other (income) expense, net	(127)	71	(44)	269
Income tax provision	19	35	56	75
Depreciation and amortization	706	681	2,132	2,021
Stock-based compensation	2,166	3,707	13,593	13,892
Securities litigation expense	4,089	1,374	5,759	4,325
CEO and founder/CCO transition expense(1)	—	808	858	2,085
Restructuring costs(2)	—	357	—	2,104
Payroll tax expense related to stock-based compensation	61	9	277	122
Adjusted EBITDA	$7,079	$(1,056)	$17,317	$(15,488)
__________________

(1) Includes sign-on bonus and relocation costs related to the appointment of our CEO and separation costs related to the termination of our former founder and CCO.
(2) See Note 12 “Restructuring” in our unaudited condensed consolidated financial statements for items included in restructuring expense.

Material Cash Requirements

As of September 30, 2024, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting estimates from those discussed in our Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended September 30, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to successfully manage or execute these acquisitions, investments or alliances, or to integrate them with our existing business, could have an adverse effect on us.

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

We are currently in discussions with Butterblu regarding our respective obligations under the supplier services agreement pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us. As part of the supplier services agreement, we have agreed to purchase and own inventory for the term of the supplier service agreement, which is until December 31, 2026, unless terminated sooner. Butterblu continues to operate and maintain our baby apparel offerings independently through the honestbabyclothing.com website under our supplier services agreement and Honest Baby Clothing sales are reflected as revenue in our consolidated statements of operations. These discussions could result in termination of the supplier services agreement prior to its termination date, potential disputes over the terms of termination, and costs to us related to the inventory we agreed to purchase and own for the term of the agreement. In addition, any loss of the relationship with Butterblu may negatively impact sales of our baby apparel, which will adversely affect our results of operations. Revenue generated from baby apparel was 11% and 11%, respectively, of our total revenue during the three months ended September 30, 2024 and 2023, and 11% and 7%, respectively, of our total revenue during the nine months ended September 30, 2024 and 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our officers or directors entered into a 10b5-1 trading plan during the quarter ended September 30, 2024. However, during the quarter ended September 30, 2024 our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of time-vesting or performance-vesting restricted stock units and the related issuance of shares of Common Stock. The amount of shares of Common Stock to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of Company shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable time-vesting or performance-vesting restricted stock units and the officer’s termination of service.

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

The Honest Company, Inc.
Date: November 12, 2024	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 12, 2024	By:	/s/ David Loretta
David Loretta Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)