Form 10-K
period 2024-12-31
Honest Company, Inc.
filed 2025-02-26
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of common stock on the Nasdaq Global Select Market on June 28, 2024, was approximately $236,159,476. In determining the market value of the voting equity held by non-affiliates, shares of common stock of the Registrant beneficially owned by each director and officer and each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2025, the registrant had 108,910,399 shares of common stock, $0.0001 par value per outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act")) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part I, Item 1A, “Risk Factors,” and other factors set forth in other parts of this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition, including our ability to achieve or maintain profitability; our ability to continue to launch new products; our ability to attract and retain customers; our ability to execute on and to continue driving benefits from our Transformation Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline; our marketing strategies; our continued focus on research, development and innovation; our expectations regarding consumer demand and the timing and amount of orders from our largest retail customers; the effect of macroeconomic factors, including supply chain disruptions, tariffs, and inflationary pressures; anticipated trends, growth rates, and challenges in our business and in the markets in which we operate; and our ability to execute on other business strategies, including strategic shift away from lower margin channels, plans and objectives of management for future operations.

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
•International trade disputes and the U.S. government’s trade policy, including potential new tariffs, could adversely affect our business.
•If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.
•Overall macroeconomic trends, including due to pandemics or disease outbreaks, have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.
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

PART I
Item 1. Business
Overview Of Business

The Honest Company (the “Company,” which may also be referred to as “we,” “us” or “our”) is a personal care company dedicated to creating cleanly-formulated and sustainably-designed products. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We seek to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and availability. Our distribution strategy positions us for continued growth through our trusted brand and award-winning multi-category product offering.

Our Products and Product Categories

Our Chief Executive Officer, as the chief operating decision maker, organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. We offer an array of personal care products, including diapers, wipes and adult facial care (including skin and color cosmetics). We use cleanly-formulated and safe ingredients designed for the whole family, including many naturally-derived ingredients that, most-importantly, are effective. Primary components of our diapers include responsibly sourced, plant-based fluff pulp and other plant-derived materials. Our diapers have an extensive modern and efficient design that uses less material. Our Clean ConsciousTM wipes are compostable and plant-based, made with over 99% water and gentle on sensitive skin. We have an extensive line of bath and body care products for babies, as well as adult facial care products designed for a range of skin types and concerns, many of which are certified by trusted experts and institutions, including the National Eczema Association. Our ingredients and formulas are toxicologist-audited for potential health concerns. We also offer baby clothing made with organic cotton, family flushable wipes, sanitizing wipes and hand sanitizer made with plant-based ingredients.

Our Integrated Omnichannel Presence

Our omnichannel presence seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and availability. Since our launch, we have built a well-integrated omnichannel presence by expanding our product availability, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively, as well as distribution with many other retailers nationwide. We also increase availability of our products to more consumers through our leading retailers and their websites and Honest.com.

Our strategic retail partnerships with leading omnichannel retailers sell our products through brick and mortar stores and on their own websites. Our retail partnerships expand brand awareness and product availability, creating meaningful marketing efficiencies as we continue to scale. Additionally, these partnerships support our differentiated value proposition by making our products conveniently available in the many places where our consumer shops.

We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. Our website showcases the entirety of our product portfolio, excluding baby apparel, offers exclusive products and services including our subscription service, houses branded content featured on product detail pages and our blog, and facilitates new product feedback. In addition to shopping for our products a la carte, consumers have the option to subscribe to our popular diapers and wipes bundle subscription.

All-commodity volume (“ACV”) is the measurement of a product’s distribution weighted by the overall dollar retail sales attributable to the retail location distributing such product; a retail location would be counted as having sold the product or product group if at least one unit of the product was scanned for sale within the relevant time period. This metric provides a measurement of retail penetration that takes into account the importance of selling through retail locations with higher overall retail sales volumes, and as a result we believe that our competitors generally use the same measurement. For the 13-weeks ended January 5, 2025, in total we had approximately 83 points ACV in national multi-outlet stores, as compared with 84 points for the 13-weeks ended January 7, 2024, primarily driven by product and store mix changes at our key retailers.

Below is our ACV weighted distribution for the 13-week period ended:

Total Honest
ACV Weighted Distribution
90
80
70
60
50
40
49
49
51
64
72
78
84
84
84
84
84
83
83
01.09.22
04.10.22
07.10.22
10.09.22
01.08.23
04.09.23
07.09.23
10.08.23
01.07.24
04.07.24
07.07.24
10.06.24
01.05.25

Our Growth Strategy

The core of our growth strategy centers around increasing physical availability of our products through expanded stores, doors, aisles, shelves and facings. While we have made significant progress in our distribution gains, we are still under-indexed compared to competition. Our omnichannel marketing strategy is focused on building a purpose driven brand with deep connection to the community of shoppers we serve. We take a modern marketing approach and are constantly innovating on new ways to reach and connect with our community. We believe this includes a best-in-class social media strategy, a deep creator/ influencer network, and a highly strategic approach to paid media. With the higher costs of shipping and fulfillment activities related to our direct-to-consumer (“DTC”) business and other related costs, we will continue to shift our focus and investments towards more efficient and scalable distribution models with our current retail and digital customers. As we move forward beyond 2025, we will gradually transition away from Honest.com as a shipping and fulfillment channel, while ensuring the site remains a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase offsite.

In 2023, we executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. Throughout 2023 and 2024, we made meaningful progress across our Transformation Initiative Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline, including delivering cost savings throughout our supply chain, optimizing our marketing spend to maximize impact, emphasizing best-selling items, and exiting the Asian, European, and portions of our sanitization business, while building a culture that emphasizes executional excellence and discipline. In addition, we continued our improved working capital position, including our discipline in inventory management and we executed price increases that supported Brand Maximization, recognizing the value Honest provides consumers. In fiscal year 2024, we improved our operating results by expanding gross margin, leveraging operating expenses and generating positive Adjusted EBITDA.

Our strategic plan is grounded in our Transformation Initiative Pillars, which set the building blocks for long-term value creation. Beyond 2024, the Company expects to realize revenue growth of 4% to 6% annually and continued Adjusted EBITDA margin expansion.

Supply Chain and Operations

We manage a global supply chain of highly qualified, third-party suppliers, including materials, components, manufacturing and logistics partners to produce and distribute our products. We look to identify and work with partners who share our commitment to quality, current Good Manufacturing Practices (“cGMPs”), clean ingredients in partnership with our Honest Standard, sustainability, and design. We conduct quality audits of our third-party partners and require that they follow our high standards of quality, including controlled documentation, cleaning and safety protocols, and laboratory controls. Our third-party partners are located in various locations including the United States, Mexico and China. Our supply chain team manages these relationships and processes and, with the support of our innovation team, researches materials, components and equipment, approves and manages purchasing plans, and oversees product fulfillment.

The primary raw materials and components of our products include responsibly sourced, plant-based fluff pulp in our diapers and plant-based substrate in our baby wipes, among other materials. Just as important as what goes into our products, we actively work with suppliers to avoid certain materials, including parabens, paraffins and synthetic fragrances, that don’t meet our standards but are commonly used by mainstream brands.

Our distribution network includes two warehouses in Nevada and Pennsylvania, respectively, with retail and DTC fulfillment capabilities and value-added services operated by National Distribution Centers, LLC, or NFI, and GEODIS Logistics LLC, or GEODIS, respectively. The warehouse in Las Vegas is a state-of-the-art facility leased by Honest with a focus on automated large scale DTC fulfillment. We manage inventory by forecasting demand tied to consumption and marketing campaigns, as well as analyzing product sell-through, and analyzing our supply chain to ensure sufficient capacity to support demand. As a result of global pandemics or other macroeconomic trends, we and our distribution partners have in the past experienced and may in the future experience some supply-related disruptions to the operations of our fulfillment centers.

Competition

The markets in which we operate are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We face significant competition from both established, well-known legacy consumer packaged goods, or CPG players and emerging DTC brands. Select competitors of diapers and wipes include Kimberly-Clark Corporation (maker of Huggies and Cottonelle), Procter & Gamble Company (maker of Pampers, Pampers Pure, Luvs and Charmin), WaterWipes UC and other private label brands. Select competitors of our skin and personal care products include Kenvue Inc. (maker of Johnson’s Baby and Aveeno), The Clorox Company (parent company of Burt’s Bees, Inc.), Unilever PLC (maker of Shea Moisture), Estée Lauder Inc., L’Oréal S.A. and Pacifica Beauty LLC. Select competitors of our baby clothing include Carter's Inc.

We compete based on various product attributes including clean formulation, sustainability, effectiveness and design, as well as our ability to establish direct relationships with our consumers through Honest.com. We believe that we compete favorably across these factors taken as a whole.

Our Industry

Our product-level point of sale consumption growth in 2024 significantly outpaced the category in wipes and baby personal care. Based on independent third-party consumption data for the 52 weeks ended January 5, 2025, the point of sale consumption growth for the clean and natural products of Honest wipes and baby personal care grew 25% and 16%, respectively, significantly outpacing the products in the industry as a whole which declined in wipes and baby personal care of 3% and 1%, respectively.

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

Our Purpose-Driven Organization

We are a personal care company on a mission to challenge ingredients, ideals, and industries so people can protect more of what they love. We call this the “Honest Standard” and it drives our standard for quality across the three dimensions below.

Ingredients, Ideals, Industries

We believe that consumers should never have to worry about the safety of the products they bring into their home. That’s why we rigorously test and research every product. We maintain a NO List™ of over 3,500 chemicals and materials we will not formulate with, including parabens, sulfate surfactants, phthalates, formaldehyde donors and synthetic fragrances. We have an in-house toxicologist and an eco-toxicologist with in-depth audit protocols. Our in-house R&D team selects ingredients with care. We meet the requirements of many independent organizations or certification authorities for several of our products. This includes the USDA’s BioPreferred® Program for biobased content, the National Eczema Association’s Seal of Acceptance, Environmental Working Group (“EWG”) Verified™, Green Seal®, the NSF/ANSI 305 standards set by Quality Assurance International, OEKO-TEX® STANDARD 100 and the Global Organic Textile Standard for organic cotton in our Honest baby clothing and bedding. We have over 100 EWG Verified™ SKUs across the organization, which are products that do not include EWG's chemicals of concern while also meeting their strict health-based guidelines. We conduct quality audits of our third-party manufacturing partners. We require our third-party manufacturers to commit to follow our high standards of controlled documentation, cleaning and safety protocols, and laboratory controls.

Community impact is also very important to us. We work closely with our charity partners, including Baby2Baby, to help provide children and families across the country with the basic essentials and resources they need to live healthy lives. Since the start of our relationship with Baby2Baby and other partners in 2012, we have donated more than 36 million family personal care, feminine care, clean beauty products and other essentials to those in need and our compassionate team has volunteered over 20,500 hours giving back to our communities and providing disaster relief. Our partnership with March of Dimes helps fund research, advocacy and service programs addressing maternal and infant mortality with critical healthcare and support. Through this partnership, in 2024 we have donated more than $0.7 million, reaching more than an estimated 8 million mothers with health education and programs to support the organization, including its new Mom and Baby Action Network.

As a values-driven organization, we take a holistic approach to caring for our employees, with benefits and programs designed to support physical, mental, emotional and financial well-being. We offer a competitive compensation and benefits program, and our award-winning learning and development program, Honest University, delivers opportunities for all employees to grow and develop personally, professionally and financially. Our corporate social responsibility efforts provide opportunities for employees to give back to communities in need through volunteerism and donation matching. The Honest Company provides an Employee Assistance Program (EAP) at no cost to employees to support emotional well-being and a fitness reimbursement through Husk Wellness (formerly Global Fit Rewards) to encourage a healthy lifestyle for Honest employees. As of December 31, 2024, we had a total of 164 employees, all who are full-time, as well as a limited number of temporary employees and consultants.

We believe small changes in the right direction start ripple effects that have the potential to change entire industries and how products are made. Our commitment to environmental mindfulness shows up through our product development, packaging processes and in many parts of our business on a daily basis. For example, the cartons used in our baby personal care line are environmentally-friendly, Forest Stewardship Council (“FSC”)-certified, and made from 100% recycled, PCW (pre/post consumer waste) materials. Our Honest.com shipping cartons are 100% PCR cardboard. 100% of our baby personal care bottles are recyclable or include recycled materials and we are regularly looking to increase the amount of post-consumer resin in our components. Our diapers feature an innovative design that uses less material than our previous diaper innovation.

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

Our cosmetic, over-the-counter drugs, food (vitamins/dietary supplements) and cleaning products are subject to regulation by the Food and Drug Administration, or the FDA. Under the Federal Food, Drug and Cosmetic Act, or the FDCA, cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. The labeling of cosmetic products is also subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA, however certain ingredients, such as color additives, must be pre-authorized. If safety of the products or ingredients has not been adequately substantiated, a specific warning label is required. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products through market surveillance, inquiry data, consumer complaints, and import surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false nor misleading labeling and that they are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, we may be required by a regulatory authority or we may independently decide to conduct a recall or market withdrawal of our product or to make changes to our manufacturing processes or product formulations or labels. In addition, the Modernization of Cosmetics Regulation Act (“MoCRA”), enacted in December 2022, expanded the FDA’s regulatory authority over cosmetic products, including by providing the FDA with new mandatory recall authority over cosmetics and by requiring the registration of cosmetic manufacturing facilities, the reporting of certain adverse events, the issuance of cGMP requirements and the establishment of safety substantiation requirements. The cGMP regulations under MoCRA are to be proposed by October 2025.

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

We are subject to regulation by the CPSC under the Consumer Product Safety Act, the Flammable Fabrics Act, the Poison Prevention Packaging Act, the Federal Hazardous Substances Act, and other laws enforced by the CPSC. These statutes and the related regulations establish safety standards and bans for consumer products. The CPSC monitors compliance of consumer products under its jurisdiction through market surveillance and has the authority to conduct product safety related inspections of establishments where consumer products are manufactured, held, or transported. The CPSC has the authority to require the recall of noncompliant products or products containing a defect that creates a substantial risk of injury to the public. The CPSC may seek civil and criminal penalties for regulatory noncompliance under certain circumstances. CPSC regulations also require manufacturers of consumer products to report to the CPSC certain types of information regarding products that fail to comply with applicable regulations, that contain a defect which could create a substantial product hazard, or that create an unreasonable risk of serious injury or death. Certain state laws also address the safety of consumer products and mandate reporting requirements, and noncompliance may result in penalties or other regulatory action.

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

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, and may in the future become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018 (“CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, and the Payment Card Industry Data Security Standard (“PCI DSS”). Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

Outside the United States, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. See the section titled “Risk Factors – Risks Related to Legal and Governmental Regulation” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

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

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at investors.honest.com under Financial Information/SEC Filings. Additionally, the Company routinely posts additional important information, including press releases, on its website and corporate LinkedIn account and recognizes its website and corporate LinkedIn account as channels of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our website and corporate LinkedIn account in addition to our SEC filings and public webcasts. These items are available at investors.honest.com under News and Events.

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
•effectively market our products through retail partnerships to increase sales velocity;
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

In addition, to support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. For example, on January 8, 2025, our Chief Financial Officer notified the Company of his intention to retire during the 2025 fiscal year, effective as of a mutually acceptable date. While we have initiated a search to identify a successor for the Chief Financial Officer position, there is no assurance that we will be able to find an appropriate officer to fill the role quickly or at all or be able to effectively integrate a new Chief Financial Officer once such officer is appointed. We continue to face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. In the past few years we have also seen heightened demand for labor and escalating labor prices in the market. The risks associated with a rapidly growing workforce will be particularly acute as we expand into new product categories. Additionally, we may not be able to hire new employees quickly enough to meet our needs or retain our existing employees in the face of competitive hiring trends. If we fail to effectively manage our hiring needs, successfully integrate new hires or retain existing employees, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control, including:
•fluctuations in revenue due to consumer and customer demand, including as a result of adverse economic and market conditions driven by the challenging macroeconomic environment, the seasonality of market transactions and fluctuations in sales and inflationary pressures;
•inflation in key input costs, including the cost to import products, transportation, labor and warehouse costs;
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

Achieving our long-term strategy will require investment in new capabilities, employees, products, distribution channels, supply chain facilities and technologies. These investments may result in short-term costs without any current sales and, therefore, may be dilutive to our earnings. In addition, we have in the past and may in the future dispose of or discontinue select products or streamline operations and incur costs or restructuring and other charges in doing so. For example, during the year ended December 31, 2023 we exited certain retail and online stores in unprofitable geographical locations, in Asia and Europe, and we incurred restructuring costs in connection with the Transformation Initiative of $2.2 million. Although we believe that our strategy will lead to long-term growth in sales and profitability, we may not realize the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in our industry and the other risks described herein, could have an adverse effect on our business, financial condition, results of operations and prospects.

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

In 2024, our three largest retailers, Target, Amazon and Walmart accounted for approximately 30%, 34% and 9% of our total revenue, respectively. We sell products to Target, Amazon and Walmart under each of their standard vendor agreements. Our vendor agreements with Target, Amazon and Walmart do not include a term or duration as sales under each vendor agreement are generally made on a purchase order basis. Our vendor agreement with Amazon provides that either party may terminate the agreement with 60 days’ prior written notice, provided that we are required to fulfill any purchase orders that we accept before the effective date of termination and our vendor agreement with Walmart provides that either party may terminate the agreement with 30 days’ prior written notice. Our vendor agreement with Target does not include any termination provisions. The loss of Target, Amazon and Walmart or any other large customer, the reduction of purchasing levels or the cancellation of any business from Target, Amazon or Walmart or any other large customer for an extended length of time could negatively impact our sales and ability to achieve or maintain profitability. For example, during 2024, we experienced distribution losses with two of our largest retail customers on certain diaper SKUs mainly related to these retailers' footprint changes for certain product categories overall and a shift to more exclusive non-gendered prints, which has impacted our revenue and we expect will negatively impact our diaper revenue in the future.

Third-party ecommerce or retail customers may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. For example, a few of our retail customers filed for bankruptcy in 2023, which has impacted the timing of payment, the ability for us to collect amounts due to us and impacted our gross margin due to markdowns. Our third-party ecommerce or retail customers may also change their purchasing levels. For example, in 2022, Amazon held fewer weeks of inventory supply on hand, which impacted the consumer experience and ultimate consumption, and negatively impacted our results of operations. In light of tariffs and macroeconomic conditions, we may see some of our third-party ecommerce or retail customers hold different inventory levels or change the frequency and/or levels of their orders in 2025, which may have a negative impact on our business and results of operations. Despite operating in different channel categories, our third-party ecommerce and retail customers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, third-party ecommerce or retail customers may take actions that negatively affect us. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant third-party ecommerce or retail customers, such as a change in quantity or number of SKUs purchased, store placement of our products, or amount of shelf space. For example, in 2025, we expect that there will be a change in size of diaper box assortment at a key retail customer, which may impact velocities.

We may be unable to accurately forecast revenue, gross margin or operating expenses and appropriately plan our expenses in the future.

Revenue and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive across our various channels, all of which are uncertain. Forecasts have been and may continue to be particularly challenging in the current macroeconomic environment. We base our expense levels and investment plans on our estimates of revenue and gross margin. We cannot be sure prior growth rates and trends are meaningful predictors of future growth. For example, in the third quarter of 2022, some of our customers reduced inventory on hand and changed their fulfillment schedules, which negatively impacted our fulfillment operations in 2022. Furthermore, during 2024, we experienced distribution losses with two of our largest retail customers on certain diaper SKUs mainly related to these retailers' footprint changes for certain product categories overall and a shift to more exclusive non-gendered prints, which has impacted our revenue and we expect will negatively impact our diaper revenue in the future. If our assumptions prove to be wrong, we may generate lower revenue or gross margin than anticipated or may spend more than we anticipate acquiring and retaining consumers either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to compete successfully in our highly competitive market.

The markets in which we operate are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We face significant competition from both established, well-known legacy CPG players and emerging natural brands. Numerous brands and products compete for limited shelf space in the retail channel, and for favorable positioning and promotion among ecommerce channels. We compete based on various product attributes including clean formulation, sustainability, effectiveness and design.

Select competitors of diapers and wipes include Kimberly-Clark Corporation (maker of Huggies and Cottonelle), Procter & Gamble Company (maker of Pampers, Pampers Pure, Luvs and Charmin), WaterWipes UC and other private label brands. Select competitors of our skin and personal care products include Kenvue Inc. (maker of Johnson’s Baby and Aveeno), The Clorox Company (parent company of Burt’s Bees, Inc.), Unilever PLC (maker of Shea Moisture), Estée Lauder Inc., L’Oréal S.A. and Pacifica Beauty LLC. Select competitors of our baby clothing include Carter's Inc. Many of these competitors have substantially greater financial and other resources than us and some of whose products are well accepted in the marketplace today. Many also have longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the ecommerce or retail channels where we compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do. As a result, these competitors may be able to offer comparable or substitute products to consumers at similar or lower costs. This could put pressure on us to lower our prices, resulting in lower revenue and margins or cause us to lose market share even if we lower prices.

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

Further, competitors with substantially greater operations and resources than us may be less affected by the current macroeconomic conditions. Current macroeconomic conditions, such as uncertainty around inflation and interest rates, the health of the U.S. consumer (such as increasing debt and delinquency rates and resumption of student loan repayments), and geopolitical events, increase the risk of a potential recession and can negatively impact consumer discretionary spend for our products. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which, the current macroeconomic conditions may disrupt our operations, or our suppliers’ operations, or if we will be required to implement other changes, such as further price increases or cost savings initiatives, in addition to the ones already implemented in 2023. Any significant disruption resulting from global pandemics or similar events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until we would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results, which would adversely affect our business, financial condition, results of operations and prospects. A prolonged disruption of our business could also damage our reputation and brand strength.

If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.

Our success, and our ability to increase revenue and achieve profitability, depend in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our products. Our diaper business is also a strategic consumer acquisition tool that fuels growth for baby wipes, personal care, Honest baby clothing and other products. While we intend to continue to invest significantly in sales and marketing to educate consumers about our brand, our values and our products, there is no assurance that these efforts will generate further demand for our products or expand our consumer base. Our ability to attract new consumers and retain our existing consumers will depend on, among other items, the perceived value and quality of our products, consumer demand for cleanly-formulated, sustainably-designed and effective products at a premium price, competitive offerings, the elasticity of our price increases, our ability to offer new and relevant products and the effectiveness of our marketing efforts. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner. If we are unable to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged, our business, financial condition, results of operations and prospects could be adversely affected.

Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. Our retail and ecommerce competitors continue to aggressively market their private label or competitive products, which could reduce demand for our products. The expansion of our business also depends on our ability to increase sales through ecommerce channels and increase breadth and depth of distribution at retail customers. Any growth within our existing distribution channels may also affect our existing consumer relationships and present additional challenges, including those related to pricing strategies. For example throughout 2023, we rolled-out mid-single digit price increases across approximately two-thirds of our product portfolio, including in diapers, wipes, skin and personal care products which has in the past and may in the future negatively impact consumer demand. To a lesser extent, in 2023, we rolled-out price increases on certain beauty and personal care products. We plan to take additional price increases in the future as needed to offset input cost inflation. Our direct connections to our consumers may become more limited as we expand our non-DTC channels. Further in 2023, we exited distribution in low-margin channels which negatively impacted our revenue. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities, and these expenditures are subject to risks, including risks related to consumer acceptance of our efforts. Our failure to obtain new consumers, or expand our business with existing consumers, could have an adverse effect on our business, financial condition, results of operations and prospects.

We also use paid and non-paid advertising. Our paid advertising may include search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Our paid advertising significantly increased in the past few years due to industry-wide increases in advertising pricing, which impacted our ability to cost-effectively drive traffic to Honest.com and our digital customers. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We drive and have driven a significant amount of traffic to our website via search engines and, therefore, rely heavily on search engines. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results.

We also drive a significant amount of traffic to our website via social networking or other ecommerce channels used by our current and prospective consumers. As social networking and ecommerce channels continue to rapidly evolve, we may be unable to develop or maintain a presence within these channels. We had also historically depended on Ms. Warren’s social media reach and influence to connect with consumers and provide insight on current trends. For example, the Honest Beauty social channels where Ms. Warren was featured frequently in the past have lost significant viewership and engagement over the past two years. If our online or offline presence declines, our ability to acquire new consumers could be adversely affected. Additionally, if we fail to increase our revenue per active consumer, generate repeat purchases or maintain high levels of consumer engagement, our business, financial condition, results of operations and prospects could be adversely affected.

Overall macroeconomic trends, including due to pandemics or disease outbreaks, have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.

Recent macroeconomic trends, including those resulting from the pandemics have impacted our business, financial condition, results of operations and prospects, in particular due to the negative impact from supply chain disruptions, increasing commodity costs and shifting consumer demand. The impact of overall macroeconomic trends on any of our suppliers, manufacturers, retail or ecommerce customers or transportation or logistics providers has and may continue to negatively affect the price and availability of our raw materials and products and impact our supply chain. If the disruptions caused by overall macroeconomic trends continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. The conditions caused by macroeconomic conditions may negatively impact collections of accounts receivable (including as a result of retail customer bankruptcies), result in reduced orders from retail or digital customers or cause some of our retail customers to go out of business, all of which could adversely affect our business, financial condition, results of operations and prospects. For example, a few of our retail customers filed for bankruptcy in 2023, which has impacted the timing of payment, the ability for us to collect amounts due to us and impacted our gross margin due to markdowns.

In addition, any depression or recession resulting from macroeconomic factors could change customer and consumer behavior and demand, including with respect to our products, which could have an adverse effect on our business, financial condition, results of operations and prospects. For example, economic conditions, including inflationary pressures such as price increases in commodity prices, labor costs, input costs and transportation costs have impacted our gross margin and could impact consumer spending decisions to choose lower priced products, particularly as a result of our price increases implemented in 2022 and 2023 intended to offset these input costs. We may not be able to increase our prices or productivity sufficiently enough to offset these costs. For example, as part of our Transformation Initiative in 2023, we exited low-margin elements of the cleaning and sanitization business as the demand for sanitizing and disinfecting products declined significantly after the COVID-19 pandemic. The current macroeconomic conditions, including as a result of global pandemics, changing consumer attitudes or behavior or other macroeconomic conditions, such as inflation, tariffs or supply chain disruptions inflation, and these macroeconomic conditions can negatively impact consumer discretionary spend for our products.

Our strategic initiatives, including as part of the Transformation Initiative, to reduce our costs could have long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the operational or financial benefits from such actions.

In 2023, we executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. This Transformation Initiative and the success of such efforts are subject to many risks and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; meet certain revenue and operating expense targets; and monetize inventory and manage working capital. We may not be successful in realizing our anticipated savings and efficiencies, including as a result of factors beyond our control. In addition, any changes we make to reduce our cost structure, including changes to our products, formulations, or packaging, may result in reduced consumer demand for our products and increased carrying costs. Our future financial performance will depend, in part, on our ability to effectively manage any future growth or restructuring, as applicable. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from the Transformation Initiative due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the anticipated savings and efficiencies of our strategic initiatives, or if they result in unintended consequences, then our operating and financial results would be adversely affected and could differ materially from our expectations.

Additionally, the Transformation Initiative has resulted in the loss of institutional knowledge and expertise, as well as the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operations. These effects could have a material adverse effect on our ability to execute on our updated business model. There can be no assurance that our execution the Transformation Initiative in 2023 will lead to future success as a result of such effects. The Transformation Initiative may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees, adverse effects on employee morale, diversion of management attention, and adverse effects on our reputation as an employer. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.

If we fail to manage our inventory effectively, our business, financial condition, results of operations and liquidity may be materially and adversely affected.

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

Inventory levels in excess of consumer or customer demand have resulted and may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our business. For example, given the significant decline in consumer demand for sanitizing and disinfecting products following the height of the COVID-19 pandemic, we recorded an inventory write-down of $4.3 million during the year ended December 31, 2022, relating to certain sanitization and disinfecting products as the amount of inventory was significantly in excess of existing and projected demand, and we may record inventory write-downs in the future. In addition, if we underestimate the demand for our products, our third-party manufacturers may not be able to produce products to meet our consumer or customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. Future out-of-stock disruptions may negatively impact our results of operations, reputation and distributor relationships.

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

Our operations include sales to retail stores and their related websites, which in 2024, accounted for approximately 87% of our revenue. The success of our business is largely dependent on our continuing development of strong relationships with major retail chains. Target and Walmart represented 30% and 9%, respectively, of our retail sales in 2024. The loss of our relationship with Target, Walmart or any other large retail customer could have a significant impact on our revenue. For example, in 2023 we exited distribution in low-margin channels and our rotational program with Costco was not renewed. We have no assurance of future rotational programs or ongoing revenue with Costco. Additionally, in 2024, we exited selling certain products with a drug store customer and we experienced distribution losses with two of our largest retail customers on certain diaper SKUs, which has impacted our revenue and we expect will negatively impact our diaper revenue in the future. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. We also may not be successful in executing our launches with new retailers. Consequently, growth opportunities may be limited and our revenue, business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish or maintain relationships with other retailers in new or current markets.

We also face significant competition to display our products on store shelves and obtain optimal presence on those shelves. Due to the intense competition for limited shelf space, retailers are in a position to negotiate favorable terms of sale, including price discounts, allowances and product return policies. To the extent we elect to increase discounts or allowances in an effort to secure shelf space, our operating results could be adversely affected. We may not be able to increase or sustain our volume of retail shelf space or offer retailers price discounts sufficient to overcome competition and, as a result, our sales and results of operations could be adversely affected. In addition, many of our competitors have significantly greater financial, manufacturing, marketing, management and other resources than we do and may have greater name recognition, a more established distribution network and a larger base of wholesale customers and distributors. Many of our competitors also have well-established relationships with our current and potential consumers who purchase our products in retail stores, and have extensive knowledge of our target markets. As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products and respond more quickly to evolving consumer preferences. If our competitors’ sales surpass ours, retailers may give higher priority to our competitors’ products, causing such retailers to reduce their efforts to sell our products and resulting in the loss of advantageous shelf space.

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

In order to remain competitive and expand and keep market share for our products across our various channels, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could impact our operating results. Additionally, we may choose to change one of our marketing or advertising partners, which may prove to be unsuccessful. Substantial advertising and promotional expenditures have been required in the past and may be required in the future to maintain or improve our brand’s market position or to introduce new products to the market, and we are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. In addition, since 2022 the industry experienced an increased in paid advertising which impacted our ability to cost-effectively drive traffic to Honest.com. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which may negatively affect the placement of our links. In addition, we had also historically depended on Ms. Warren’s social media reach and influence to connect with consumers and provide insight on current trends. For example, the Honest Beauty social channels where Ms. Warren was featured frequently in the past have lost significant viewership and engagement over the past two years. Moreover, social media platforms and other digital advertising platforms have increased the costs of digital advertising which has made such marketing less cost effective and partially led us to shift our advertising budget toward retail channels, and in turn reduced the number of visits to our website and social media channels. For example, since the second half of 2022, we made a strategic choice to significantly reduce digital media spending in the face of higher advertising costs, which has and may continue to impact our revenue.

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

In many product categories, we compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide greater value than less expensive alternatives. If the difference in perceived value between our brand and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding the continuing effects of inflation, increased interest rates, increasing prices of our products, and risk of a recession, consumers may purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our products or an unfavorable shift in our product mix, which could have an adverse effect on our business, financial condition, results of operations and prospects.

If we fail to develop and maintain our brand, our business could suffer.

We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of The Honest Company brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, product safety, quality assurance, marketing and merchandising efforts, our continued focus on delivering cleanly-formulated, sustainably-designed, and effective products to our consumers and our ability to provide a consistent, high-quality consumer experience. If our manufacturers or suppliers fail to comply with their contractual obligations, including our quality standards, our brand could be harmed.

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

We believe our consumers rely on us to provide them with cleanly-formulated, sustainably-designed, and effective products. Any loss of confidence on the part of consumers in our products or the ingredients used in our products, whether related to product contamination or product safety or quality failures, actual or perceived, environmental impacts, or inclusion of prohibited ingredients, or ingredients that are perceived to be “toxic”, could tarnish the image of our brand and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or efficacy or suitability for use by a particular consumer or on the environment, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our ability to achieve or maintain profitability and brand image.

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

If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our consumers’ expectations, our relationships with consumers could suffer, the appeal of our brand could be diminished, we may need to recall some of our products and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products or products using the Honest name in other consumer categories, like beverages and pet food in which we do not own the Honest brand, could reduce consumer demand for our own products if consumers view them to be similar. Any such adverse effect could be exacerbated by our market positioning as a purveyor of cleanly-formulated, sustainably-designed, and effective products and may significantly reduce our brand value. Issues regarding the safety, efficacy, quality, composition or environmental impact of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results. Further, the growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brand or our products on social or digital media could seriously damage our brand and reputation. Any loss of confidence on the part of consumers in the quality, safety, efficacy or environmental suitability of our products would be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information. If we do not maintain the favorable perception of our brand, our business, financial condition, results of operations and prospects could be adversely affected.

Economic downturns or a change in consumer preferences, perception and spending habits in the clean products categories, in particular, could limit consumer demand for our products and negatively affect our business.

We have positioned our brand to capitalize on growing consumer interest in clean conscious products. The clean consumer product industry is sensitive to national and regional economic conditions and the demand for the products that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Current macroeconomic conditions, including as a result of global pandemics, changing consumer attitudes or behavior or other macroeconomic conditions, such as inflation, tariffs or supply chain disruptions and these macroeconomic conditions can negatively impact consumer discretionary spend for our products. These external economic conditions, including geopolitical uncertainty, have become more challenging and uncertain in recent years. Current and any future economic conditions such as employment levels, business conditions, housing starts, market volatility, interest rates, inflation rates, potential changes in tariffs and trade barriers, energy and fuel costs and tax rates, or our actions in response to these conditions, such as price increases, including our price increases in 2022 and 2023, could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of clean consumer products that consumers purchase where there are alternatives, given that many products in this category often have higher retail prices than do their conventional counterparts.

Further, the product categories in which we operate are subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the markets in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. The market for diapers and wipes is also subject to changes in birthrates, which have been declining in developed countries like the United States. In addition, media coverage regarding the safety, quality, and environmental suitability of our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, inflationary pressures and economic uncertainty. If consumer preferences shift away from clean products, our business, financial condition and results of operations could be adversely affected.

The success of our products depends on a number of factors including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. We also may not be able to effectively promote our products by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operations, and our business, financial condition, results of operations and prospects could be adversely affected.

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

Jessica Warren departed as our Chief Creative Officer on April 9, 2024. Jessica Warren is a globally recognized Latina business leader, entrepreneur, advocate, actress, and New York Times bestselling author. We believe that the success of our brand has historically been based in part on our affiliation with Jessica Warren. We had an agreement with Jessica Warren, or the Likeness Agreement, which, among other things, included a license for her likeness and imposed various obligations on us. The Likeness Agreement was terminated as part of Ms. Warren's departure from her Chief Creative Officer position. Resulting from the termination of the Likeness Agreement, we are required to remove certain licensed property from our website, digital assets, social media and Company-owned or -controlled assets, digital assets and sell existing inventory that use the licensed intellectual property on its packaging. Our obligations from the termination of the Likeness Agreement could result in a reduction of our operating margins and cash flow from operations or otherwise adversely affect our business. In connection with the termination of the Likeness Agreement we recorded an inventory write-down of $0.8 million during the year ended December 31, 2024, inclusive of overhead costs and tariffs. Additionally, we earmarked donations of $0.4 million, inclusive of overhead costs and tariffs. We anticipate future inventory write-offs as we are prohibited from selling existing inventory that uses certain specified licensed intellectual property on its packaging. Additionally, the loss of our ability to use Ms. Warren’s likeness could result in marketplace confusion, loss of goodwill and/or similar negative consequences. We have also historically depended on Ms. Warren’s social media reach and influence to connect with consumers and provide insight on current trends. For example, the Honest Beauty social channels where Ms. Warren was featured frequently in the past have lost significant viewership and engagement over the past two years. The loss of the services of Ms. Warren and the loss of our ability to use Ms. Warren’s likeness, could have an adverse effect on our business, financial condition and results of operations.

In addition, our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees, including Carla Vernón, who became our CEO effective January 9, 2023. The market for such positions is competitive. Qualified individuals, like Ms. Vernón with her extensive experience in CPG and with founder-built businesses, are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. For example, on January 8, 2025, our Chief Financial Officer notified the Company of his intention to retire during the 2025 fiscal year, effective as of a mutually acceptable date. While we have initiated a search to identify a successor for the Chief Financial Officer position, there is no assurance that we will be able to find an appropriate officer to fill the role quickly or at all or be able to effectively integrate a new Chief Financial Officer once such officer is appointed. The loss of one or more of our executive officers could harm morale, cause additional personnel to depart, or introduce operational delays or risks as successor executives learn our business, each of which could harm our operating results. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and results of operations could be adversely affected.

Use of social media and influencers may adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, Pinterest, X (formerly Twitter) and TikTok accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing ecommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use discontinue or reduce their operations or change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our employees have in the past, and may in the future, bring employment-related lawsuits against us, including regarding injuries, a hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms, employer review websites and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment- or harassment-related claims have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their business, including their ability to attract and hire top talent. Any employment-or harassment-related claims against our Company or key personnel could negatively affect us in similar or other ways.

We have a history of net losses and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $6.1 million, $39.2 million and $49.0 million in the years ended December 31, 2024, 2023 and 2022, respectively. Even as we try to manage our expenses and despite executing the Transformation Initiative, these efforts may be more costly than we expect and may not result in increased revenue or growth or margin improvements in our business in the future. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

We rely on independent third-party certification, such as certifications of some of our products or ingredients as “organic” to differentiate them from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products with specific certification claims, such as the Global Organic Textile Standard for organic cotton in our baby clothing and bedding, the USDA’s BioPreferred Program for certified biobased products, the National Eczema Association’s NEA Seal of Acceptance, and the NSF/ANSI 305 standards set by Quality Assurance International. For example, we can lose our certifications if we use unapproved raw materials or incorrectly use a certification on product labels or in marketing materials. The loss of any independent certifications could adversely affect our market position and brand reputation as a maker of clean products, and our business, financial condition, results of operations and prospects could be adversely affected.

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

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. If we or our retail or ecommerce partners are unable to attract consumers to our or their websites or mobile applications through these devices or are slow to develop a version of such websites or mobile applications that are more compatible with alternative devices, we may fail to capture a significant share of consumers in our product categories and could also lose consumers, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We depend heavily on ocean container delivery to receive shipments of certain of our products such as wipes from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our fulfillment centers located in Las Vegas, Nevada and Breinigsville, Pennsylvania, and from there to our consumers and retail customers. Our third-party manufacturers also rely on ocean container delivery to receive shipments of raw materials and components for our products. Further, we rely on parcel carriers for the delivery of products sold directly to consumers through Honest.com and one major carrier for our domestic freight. Interruptions to or failures in these international and domestic transportation and delivery services have in the past prevented and could in the future prevent the timely or successful delivery of our products. These interruptions or failures may also be due to unforeseen events that are beyond our control or the control of our third-party delivery and transportation service providers, such as truck shortages, labor unrest, political turmoil or natural disasters. There is no assurance that these interruptions or failures will not happen again. For example, a labor strike at a port could negatively impact the delivery of our imported wipes, and the escalating trade dispute between the United States and China, United States and Mexico, and United States and Canada, including any potential tariff or trade barriers, and the increased demand for shipping containers have and may in the future restrict the flow of the goods, including our components and wipes from China to the United States and our diapers from Mexico to the United States. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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

From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings or products, or enter into strategic alliances, which may enhance our capabilities, expand our outsourcing and supplier network, complement our current products or expand the breadth of our markets.

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

We are currently in discussions with Butterblu regarding our respective obligations under the supplier services agreement pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us. As part of the supplier services agreement, we have agreed to purchase and own inventory for the term of the supplier service agreement, which is until December 31, 2026, unless terminated sooner. Butterblu continues to operate and maintain our baby apparel offerings independently through the honestbabyclothing.com website under our supplier services agreement and Honest baby clothing sales are reflected as revenue in our consolidated statements of comprehensive loss. These discussions could result in termination of the supplier services agreement prior to its termination date, potential disputes over our respective obligations or the terms of termination, and costs to us related to the inventory we agreed to purchase and own for the term of the agreement. In addition, any loss of the relationship with Butterblu may negatively impact sales of our baby apparel, which will adversely affect our results of operations. Revenue generated from baby apparel was 12% and 8%, respectively, of our total revenue during the year ended December 31, 2024 and 2023.

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

We have incurred substantial losses since inception. As of December 31, 2024, we had federal and state net operating loss carryforwards of $313.0 million and $272.0 million, respectively. The federal loss carryforwards, except the federal loss carryforwards arising in tax years beginning after December 31, 2017, begin to expire in 2032 unless previously utilized. Federal net operating losses, or NOLs, arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire, but the deduction for these carryforwards is limited to 80% of current-year taxable income for taxable years beginning after 2020. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future. We performed a study to determine whether net operating losses and credit carryover limitations exist under Section 382 as of December 31, 2020, and determined that a portion of the net operating losses that were generated during 2013 and prior are subject to Section 382 annual limitations. As of December 31, 2024 and 2023, these limitations did not cause any of the limited net operating losses to be permanently lost. In addition, for state income tax purposes, there may be periods during which the use of NOLs or tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Dependence on Third Parties

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

All of the products we offer are manufactured by a limited number of third-party manufacturers, and as a result we have been and may continue to be subject to price fluctuations or demand disruptions. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. We renegotiated and agreed to higher purchase prices in 2024 with one of our third-party manufacturers, which may negatively impact our cost of revenue and may have a negative impact on our results of operations in the future. We implemented price increases that took effect in 2022 and 2023 and plan to implement additional price increases in the future as needed to offset input cost inflation. The implementation of these price increases are dependent on acceptance from our customers and accurate input of these pricing changes into our systems and our customers' systems. We have also continued to experience record-high freight and shipping costs. As we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current product categories. Failure to incorporate these price increases into our and our customers' systems may negatively impact our revenue and business results. We may also be limited in our ability to pass increased costs on to consumers, and may experience reduced demand from consumers as a result of our price increases, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

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

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. In addition, we do not maintain long-term supply contracts with many of our suppliers and these suppliers could discontinue selling to us at any time. We do have a long-term supply agreement with Ontex for the manufacture and supply of certain diaper products that ends on January 1, 2027, which either party may terminate if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. If the agreement with Ontex is terminated, is not renewed, or if Ontex becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations, our ability to procure diaper manufacturing services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services. The loss of Ontex, or of any of our other significant suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects. In December 2022, we amended our agreement with Ontex to increase pricing on certain items, among other terms, which applied for the balance of our agreement with Ontex through 2023 and increased our cost of revenue in 2023. In January 2024, we amended and restated our agreement with Ontex, which included improved pricing on certain items, among other terms, which were reflected in our results of operations for the year ended December 31, 2024. If we are not successful in negotiating future renewals or if we are subject to increased pricing terms, our business, financial condition, results of operations and prospects could be adversely affected.

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

In 2023, we entered into an agreement with National Distribution Centers, LLC (“NFI”) that replaced GEODIS in providing services at our Las Vegas, Nevada fulfillment center. GEODIS Logistics LLC, or GEODIS still manages our warehouse fulfillment center located in Breinigsville, Pennsylvania. NFI and GEODIS provide warehousing, distribution and fulfillment services to us. Our agreements with NFI or GEODIS may be terminated for any reason by us or by NFI or GEODIS, as applicable, on delivery of prior written notice, and are renewable on an annual basis. If the agreement with NFI or GEODIS is terminated, is not renewed or if one fulfillment center is consolidated into another warehouse fulfillment center or if NFI or GEODIS becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations, our ability to procure warehousing, distribution and fulfillment services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services and our business, financial condition, results of operations and prospects could be adversely affected. If we are not successful negotiating such renewals, our business, financial condition, results of operations and prospects could be adversely affected as we may have to work with a new provider of warehousing, distribution and fulfillment services which could be disruptive to our operations and further increase our costs.

We rely on third-party suppliers, manufacturers, retail and ecommerce customers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in the United States, China and Mexico and other countries to a lesser extent, to source, manufacture and partner with us for the innovation of all of our products, including product components, under our owned brand. We engage many of our third-party suppliers and manufacturers on a purchase order basis and in some cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply, manufacture and to partner in innovation of our products may be affected by raw material availability and prices, competing orders placed by other companies and the demands of those companies. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. In 2021, we were informed by two third-party manufacturers that those hurdles had been met. In addition, in 2022, we received requests from the same two third-party manufacturers to renegotiate purchase costs due to continued increases in raw material costs. As a result, we negotiated and agreed to higher purchase prices which negatively impacted our cost of revenue in 2022 and 2023. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our brand and business or cause consumer dissatisfaction. For example, as disinfecting and sanitization products faced supply chain challenges during the COVID-19 pandemic, decelerating market demand and aging and slower turning inventory, we had received some product quality complaints from customers and consumers that resulted in additional refunds, returns, write-offs and remediation costs. Remediation costs would be significant, including the cost to rework a product to be in sellable condition or the cost to destroy a product that cannot be remediated, and while immaterial as of December 31, 2024, it could have an adverse effect on our business, financial condition and results of operations. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

We have warehouse fulfillment centers located in Las Vegas, Nevada and Breinigsville, Pennsylvania, which are managed by our distribution partners, NFI and GEODIS, respectively. If we or any distribution partners do not optimize and operate our warehouse fulfillment centers successfully and efficiently, this could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we or any distribution partners do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers. We and our distribution partner may experience disruptions to the operations of our fulfillment centers, which may negatively impact our and our distribution partner’s ability to fulfill orders in a timely manner, which could harm our reputation, relationships with consumers and business, financial condition, results of operations and prospects. We have designed and established our own fulfillment center infrastructure, including customizing inventory and package handling software systems, which are tailored to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver purchases to our DTC consumers and merchandise inventory to our retail and ecommerce partners and could have an adverse effect on our reputation and ultimately, our business, financial condition, results of operations and prospects.

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

We primarily rely on one major vendor for our DTC shipping requirements and two major vendors for our inbound domestic freight. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, this could negatively impact our operating results and our consumer experience. Shipping vendors have and may continue to impose shipping surcharges from time to time. In addition, our ability to receive inbound inventory efficiently and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our third-party manufacturers, and the escalating trade dispute between the United States and China, the United States and Mexico, and the United States and Canada has and may in the future lead to increased tariffs or trade barriers, and the revocation of current tariff exclusions for certain of our products, which may restrict the flow of goods from China, Mexico, and/or Canada to the United States. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites, which could have an adverse effect on our business, financial condition, operating results and prospects.

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

Selling our products and baby clothing and nursery bedding products involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding product safety. Illness, injury or death related to allergens, illnesses, foreign material contamination or other product safety incidents caused by our products, or involving our suppliers, could result in the disruption or discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. For example, in 2015 multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural,” which also resulted in an investigation by the Food and Drug Administration, or the FDA. In 2016 multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-

surface cleaner. In 2022, a class action lawsuit was filed against us alleging that our plant-based claim on certain wipes products was deceptive to purchasers. In addition, we voluntarily recalled certain of our baby wipes and baby powder products in 2017. We also voluntarily recalled one of our bubble bath products in January 2021 due to concerns about potential contamination. Despite successfully completing these recalls, these incidents negatively affected our brand image and required significant time and resources to address.

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

In addition, companies that sell similar and other products have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any such company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into products, as well as product substitution. Governmental regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Further, many products that we sell carry or are advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits or attributes, including, by way of example, the use of the terms “natural”, “organic”, “clean”, “clean conscious”, “sustainable”, “compostable”, “plant-based” or “naturally derived,” or similar synonyms or implied statements relating to such benefits or attributes. Although the FDA, FTC, and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” or related concepts like “naturally derived” for use in the personal care industry, which is true for many other adjectives common in the clean conscious product industry. The resulting uncertainty has led to legal challenges. Plaintiffs have commenced legal actions against numerous companies that market “natural”, “naturally derived” or “clean” products or ingredients, asserting false, misleading and deceptive advertising and labeling and breach of warranty claims, including claims alleging the presence of genetically modified or synthetic ingredients, including synthetic or highly processed forms of otherwise natural ingredients. In limited circumstances, both the FDA and FTC have taken regulatory action against products labeled or advertised “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded, and the cost of defending against any such claims could be significant. For example, a class action lawsuit was filed against us in 2022 alleging that our plant-based claim on certain wipes products was deceptive to purchasers. While the case was ultimately resolved, the cost of defending the lawsuit was significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

The manufacture and marketing of our products is highly regulated. We and our suppliers and manufacturers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, import, distribution and order fulfillment, advertising, sale, quality and safety of our products, as well as the health and safety of our employees and the protection of the environment.

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

If our network of retail and ecommerce partners, suppliers or manufacturers fail to comply with environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our retail and ecommerce partners, suppliers and manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative retail or ecommerce partners, suppliers or manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the suppliers and manufacturers. As a result, our supply of our products could be disrupted or our costs could increase, which could adversely affect our business, financial condition, results of operations and prospects. The failure of any partner or manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. For example, a manufacturer’s failure to meet cGMPs, could result in the delivery of product that is subject to a product recall, product liability litigation, or government investigations. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, could have an adverse effect on our business, financial condition, results of operations and prospects.

Class action litigation, other legal claims and regulatory enforcement actions could subject us to liability for damages, civil and criminal penalties and other monetary and non-monetary liability and could otherwise adversely affect our reputation, business, financial condition, results of operations and prospects.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of consumer class action litigation, other legal claims, government investigations or other regulatory enforcement actions. The product marketing and labeling practices of companies operating in our product categories and clean conscious products segments of the marketplace receive close scrutiny from the private plaintiff’s class action bar and from public consumer protection agencies. Accordingly, there is risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general or other consumer protection law enforcement authorities will bring legal actions concerning the truth and accuracy of our product marketing and labeling claims. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, false advertising, unfair and deceptive practices, negligent misrepresentation, unjust enrichment, breach of warranty and breach of state consumer protection statutes. We have been targeted with such litigation in the past. For example, in 2015, multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural.” In 2017, we settled these class action lawsuits by agreeing to labeling changes and a $7.4 million settlement fund. In 2016, multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-surface cleaner. In 2017, we settled these class action lawsuits by agreeing to marketing or reformulating changes and a settlement fund of $1.6 million. In 2022, a class action lawsuit was filed against us alleging that our plant-based claim on certain wipes products was deceptive to purchasers. While the case was ultimately resolved, the cost of defending the lawsuit was significant.

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

We are, and may in the future become, party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We may be subject to stakeholder scrutiny related to our Environmental, Social, Governance (“ESG”) practices, commitments, performance and disclosures. We have certain policies and/or programs, including with respect to responsible ingredients and sustainability, safety and health, human capital management, social performance and community relations, diversity and inclusion and/or supply chain code of conduct. Our stakeholders might be dissatisfied with these practices, commitments, performance and/or disclosures, or their adoption, implementation and success or lack thereof. Investor advocacy groups, certain institutional investors, investment funds, creditors and other investors have been focused, and may continue to focus on ESG, including diversity and inclusion, practices and in recent years have placed importance on the ESG implications on and of their investments. If we do not meet our stakeholders’ evolving expectations on these topics, our reputation, access to and cost of capital, stock price, and ability to attract and retain customers, consumers and talent could be negatively impacted and we may face the risk of litigation.

Our ESG disclosures, including on our ingredients, ideals, and industries, may reflect goals, aspirations, commitments, cost estimates and other expectations and assumptions, including over long timeframes, which are based on available data and estimates, and may be refined or expanded over time, and may not be realized. Our climate or other ESG claims or goals could result in additional regulatory disclosure obligations, or expose the Company to regulatory, customer, or other stakeholder scrutiny.

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

Further, being associated with activities by suppliers, contractors or other affiliates that have or are perceived to have individual or cumulative impacts on the environment, climate, biodiversity and land management, or water access and management that do not meet our stakeholders' expectations could negatively affect our reputation and impose additional costs.

We and the third parties with whom we work are subject to stringent and changing domestic and foreign laws, regulations, and rules, contractual data privacy and security obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; have an adverse effect on our business, financial condition, results of operations and prospects; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

Data privacy and information security has become a significant issue in the United States, countries in Europe, and in many other countries in which we operate and where we offer our products and services. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and foreign laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and processing consumer protection laws, and other similar laws (which we collectively refer to as Data Protection Laws), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of consumers for processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process consumer information and operate our business.

We are also subject to the terms of our external and internal privacy and security policies, codes, marketing materials, whitepapers, and other statements and representations, certifications, industry standards, publications and frameworks (which we collectively refer to as Privacy Policies) and contractual obligations to third parties related to privacy, information security and processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (which we collectively refer to as Data Protection Obligations).

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, the Telephone Consumer Protection Act, or TCPA, the Controlling the Assault of Non-Solicited Pornography And Marketing Act, or CAN-SPAM, other state and federal laws relating to privacy and data security, and other similar laws (e.g., wiretapping laws). The TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, as businesses can incur penalties or criminal fines imposed by the Federal Communications Commission or be fined up to $1,500 per violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Many states have enacted telemarketing laws and regulations that are even more proscriptive than the TCPA and that pose additional litigation and regulatory enforcement risks. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to make specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. If and as we become subject to new data privacy laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors) and these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely. Additionally, under various Data Protection Laws and Data Protection Obligations, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations and the European Union’s General Data Protection Regulation, or GDPR, and the United Kingdom’s GDPR, or UK GDPR, imposes strict requirements for processing the personal data of individuals. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Also, following the expiry of the post-Brexit transitional arrangements, the United Kingdom Information Commissioner’s Office is not able to be our “lead supervisory authority” in respect of any “cross border processing” for the purposes of the GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, with effect from January 1, 2021, we are not able to benefit from the GDPR’s “one stop shop” mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the United Kingdom and the EEA, we could be investigated by, and ultimately fined by the United Kingdom Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation. Other countries have also passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses (SCCs), the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on SCCs, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. As such, any transfers by us or our vendors of personal information from Europe may not comply with European data protection law; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; may increase exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere; and may reduce demand for our products from companies subject to European data protection laws. Companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The inability to import personal data to the United States could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements.

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

We are also bound by contractual data privacy and security obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual data privacy and security obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.

We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial revision or restructuring of our business model or operations.

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

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which is $68,640 per year as of January 1, 2025 for executive, administrative and professional employees with employers that have 26 or more employees. Minimum salary requirements impact the way we classify certain employees, increases our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements could have an adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Intellectual Property and Information Technology

We are increasingly dependent on information technology and our ability to process data in order to operate and sell products, and if our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; interruptions in our ability to provide our goods and services exposure to liability; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may fundamentally change our business model. The risk of unauthorized circumvention of our security measures or those of our third parties has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors who now engage and are expected to engage in cyber-attacks. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of evolving threats, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering attacks, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks (such as credential stuffing), malicious code (such as viruses and worms), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, malware (including as a result of advanced persistent threat intrusion), fraudulent payment and identity theft, earthquakes, fires, floods, and other similar threats. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, and/or physical facilities utilized by our vendors. Improper access to our systems or databases could result in the theft, publication, deletion or modification of personal information, confidential or proprietary information, financial information and other information.

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

As outlined above, we work with third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also work with third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ cybersecurity practices is limited outside of standard system and organizational control reports review procedures, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. And, while we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may also expend significant resources or modify our business activities in an effort to protect against security incidents in the future. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of information technology networks and systems, Processing and information, there can be no assurance that these measures will be effective. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach has occurred. We also take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security breach or other interruption. Any material disruption of our networks, systems or data processing activities, or those of our third parties, could disrupt our ability to provide our products and services, and to undertake, and cause a material adverse impact to, our Business Functions and our business, reputation and financial condition. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, or otherwise suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, we may experience material adverse consequences, to our Business Functions and our business, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. For example, a security breach or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to information. Our DTC and ecommerce operations are critical to our business and our financial performance. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and DTC operations, any material disruption of our networks, systems or data processing activities related to our websites and DTC operations could reduce DTC sales and financial performance, damage our brand’s reputation and materially adversely impact our business. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate to protect us from or to mitigate liabilities arising out of our privacy and security practices. In addition, we cannot be sure that such coverage will continue to be available on commercially reasonable and acceptable terms or at all, or that such coverage will pay any future claims or loss.

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

We license or have the right to use certain intellectual property which, is critical to our business, including in connection with the Mutual Separation Agreement with Jessica Warren. If we fail to comply with any of the obligations under our license agreements or the Mutual Separation Agreement with Jessica Warren, including not selling licensed products after the agreed timeframe, we may be required to pay damages, dispose of licensed products, increase our reserves for licensed products that cannot be sold, and the licensor may have the right to terminate the license, which could adversely impact our business, financial condition and result of operations. Termination by the licensor would cause us to lose valuable rights, and could inhibit our ability to commercialize our products. If any contract interpretation disagreement were to arise, the resolution could narrow what we believe to be the scope of our rights to the relevant intellectual property or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could adversely impact our business, financial condition and results of operations.

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

We have identified the need to significantly expand, scale and improve our information technology systems and personnel to support recent and expected future growth. As such, we are in the process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, the need to acquire and retain sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

International trade disputes or changes in government priorities could result in tariffs and other protectionist measures that could adversely affect our business. Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Countries may also adopt other protectionist measures that could limit our ability to offer our products.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. Although the tariffs that have been initiated to date have not had a material impact on our operating results, to the extent that significant additional tariffs are imposed including the new tariffs being imposed under the new presidential administration, depending on the extent of such tariffs, they could have a material impact on our operating results. On February 1, 2025, President Trump signed executive orders imposing tariffs on almost all imports from Canada, Mexico and China, Tariffs on China became effective on February 4, 2025, while Canada and Mexico reached agreements with the U.S. to delay tariffs until March 4, 2025. Certain products, such as our baby wipes, are imported from China, our diapers are imported from Mexico and certain other components of our products are sourced from other countries and could be subject to the new tariffs. The imposition of tariffs in the past have led costs on products from China to increase, including our wipes products, and other new tariffs imposed by the United States could cause costs to increase further, which could lead to price increases on these products, which may not be absorbed by consumers or may lead to decreased demand; or any such tariffs could require a shift in manufacturing location, which could have an adverse effect on results of operations and could introduce uncertainty, including on product quality, with a new manufacturer. Any attempt to mitigate the adverse effects of these tariffs may not be successful.

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

The market price of our common stock has been highly volatile and has fluctuated and declined substantially since our initial public offering (“IPO”) and may continue to fluctuate or decline as a result of a variety of factors, some of which are beyond our control, including:
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
•adoption of new regulations applicable to our products and industry or the expectations concerning future regulatory developments;
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

Our Information Security function is overseen by our Vice President of Technology and is supported by our information security team, legal, and various third-party service providers. In doing so, they administer our Enterprise Risk Management Program that identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s and industry’s risk profile using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of potential threat environments, and conducting vulnerability assessments in order to identify vulnerabilities in our systems. We have developed a Cybersecurity Program that is designed to continuously assess and improve the governance, identification, detection, and response of our critical systems; staying up-to-date with the most innovative technologies.

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

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s Enterprise Risk Management Program with our Board of Directors, through the Audit Committee, maintaining oversight of cybersecurity risk management. Our internal security team, in conjunction with our IT Systems and Cybersecurity Manager works with a third-party risk management company to perform an annual security risk assessment across our organization's systems and processes. This consists of an assessment against the latest National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) 2.0, and its more than 200 controls. There is also a business impact analysis involving all the critical business units, and their systems; not limited to information technology.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, third-party cybersecurity software providers, managed service providers and penetration testing firms. Additionally, we use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers, which includes collecting a security questionnaire and relevant reports from such providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor titled, “We are increasingly dependent on information technology and our ability to process data in order to operate and sell products, and if our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; interruptions in our ability to provide our goods and services exposure to liability; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Technology who has over twenty years of experience in leading and operating a variety of technology functions and our IT Systems and Cyber Security Manager who has over eight years of experience in designing and implementing secure systems and networks, focused on information and data security.

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

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO and Vice President of Technology. The CFO and Vice President of Technology work with the IT Systems & Cyber Security Manager to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Audit Committee certain cybersecurity incidents.

The Audit Committee of the board of directors receives annual reports from the Vice President of Technology concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

We lease our corporate headquarters located at 12130 Millennium Drive #500, Los Angeles, California, in a LEED certified building where we occupy approximately 46,518 square feet of office space pursuant to a lease that expires in February 2027. This lease provides us with an option to extend it for up to two consecutive periods of five years each. We also lease a warehouse and distribution facility located in Las Vegas, Nevada where we occupy approximately 570,000 square feet pursuant to a lease that expires in December 2027, with an option to extend this lease for up to two consecutive periods of five years each. We have a second warehouse and distribution facility in Breinigsville, Pennsylvania where we occupy approximately 335,000 square feet pursuant to a servicing agreement with GEODIS Logistics LLC (“GEODIS”). From time to time we also utilize outside storage on a short-term basis. We have two distribution partners that operate our facilities on our behalf: National Distribution Centers, LLC (“NFI”) and GEODIS. Our Las Vegas, Nevada facility is operated by NFI and our Breinigsville, Pennsylvania facility is operated by GEODIS. In total, we have approximately 930,000 square feet of facility space that we leverage to fulfill DTC and retail orders. We believe that our current facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 10, “Commitments and Contingencies,” to the financial statements contained in this report for a discussion of legal proceedings that are incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on Nasdaq Global Select Market on May 5, 2021, under the symbol “HNST.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 21, 2025, we had approximately 98 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024.

 Overview

The Honest Company, Inc. (“Honest” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”) is a personal care company dedicated to creating cleanly-formulated and sustainably-designed products. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully-designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, ensuring our products are available wherever our consumers shop. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offerings, and omnichannel availability.

Our integrated multi-category product portfolio is intentionally designed to serve our consumers every day, at every age and through every life stage. We believe this drives loyalty, increases our consumer wallet share and generates attractive consumer lifetime value.

We believe that our consumers are modern, aspirational and style-forward and that they seek out high quality, effective and thoughtfully-designed products. We believe that they are very choiceful about the products that they purchase and use. And, we believe they are enthusiastic ambassadors for brands they trust. As purpose-driven consumers, they transcend any one demographic, spanning gender, age, geography, ethnicity and household income. Honest consumers are often young, mobile-centric and digitally-inclined. We build relationships with these consumers through a disruptive digital marketing strategy that engages them with digital content. Our direct connection with our community enables us to understand what consumers’ needs are and inspires our product innovation pipeline, generating a significant competitive advantage over more traditional consumer packaged goods (“CPG”) peers.

Our omnichannel presence seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and availability. Since our launch, we have built a well-integrated omnichannel presence by expanding our product availability, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We also increase the availability of our products to more consumers through third-party ecommerce sites, our leading retailers and their websites. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe are not easily replicated by our competitors.

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

The Company expects to continue driving benefits from its three Transformation Initiative Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline:

1) Brand Maximization

•Leveraging the strength of the Honest brand to drive growth through greater availability, expanded household penetration, product innovation, margin-accretive products, and marketing effectiveness.

•Pricing strategy as a driver of revenue is also a component of Brand Maximization. This includes the ongoing benefit of pricing increases across the majority of our product portfolio in 2022 and 2023.

2) Margin Enhancement

•Focusing our resources on North America, which included the exit of our low-margin business in Europe and Asia.
•Exiting low-margin elements of the cleaning and sanitization business in 2023.
•Executing an inventory, or stock-keeping unit (“SKU”), rationalization program in 2023.
•Re-directing resources to accelerate cost savings, including optimization of our contract manufacturing strategies, reduced shipping and logistic costs, and product costs.
•Realigning resources to reflect the prioritization of higher-margin opportunities, including strategic shift away from our lower margin channels, including our direct-to-consumer (“DTC”) business.

3) Operating Discipline

•Focusing on improving our executional excellence in how we operate as an enterprise.
•Building a culture that emphasizes returns across growth drivers, including marketing, trade promotion, and innovation.
•Managing working capital including the reduction of inventory.

For further details on the restructuring element of the Transformation Initiative, refer to Note 15, "Restructuring" included in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Operational and Marketing Efficiency

To grow our business, we intend to continue to improve our operational and marketing efficiency, which includes attracting new consumers, increasing community engagement and improving fulfillment and distribution operations. Our marketing model is inclusive of a best-in-class modern approach across paid, owned, and earned marketing channels. We invest significant resources in marketing and content generation, use a variety of brand and performance marketing channels and work continuously to improve brand exposure at our retail customers to acquire new consumers. It is important to maintain reasonable costs for these marketing efforts relative to the revenue we expect to derive from our consumers. We leverage proprietary consumer insights and best-in-class analytics to guide our omnichannel strategy and inform our marketing spend optimization. Our future success depends in part on our ability to effectively attract consumers on a cost-efficient basis and achieve efficiencies in our operations. In addition, we believe we have been able to achieve some operational and marketing efficiency as part of cost savings in connection with our Brand Maximization Transformation Pillar.

Ability to Execute Increasing Physical Availability

The core of our growth strategy centers around increasing physical availability of our products through expanded stores, doors, aisles, shelves and facings. While we have made significant progress in our distribution gains, we are still under indexed compared to competition. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. With the higher costs of shipping and fulfillment activities related to our direct-to-consumer (“DTC”) business and other related costs, we will continue to shift our focus and investments towards more efficient and scalable distribution models with our current retail and digital customers. As we move forward beyond 2025, we will gradually transition away from Honest.com as a shipping and fulfillment channel, while ensuring the site remains a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase offsite. We will continue to pursue partnerships with a wide variety of retailers, including mass retailers, online retailers, club retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period.

Our product mix is a driver of our financial performance given our focus on accretive product launches and innovation to increase product margins. Even though our growth strategy aims to boost sales across products by increasing total distribution, we intend to prioritize growth in products with attractive margin characteristics, including wipes, and leverage our brand equity and consumer insights to extend into new products.

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean products consumer market. In order to increase the share of wallet of our existing consumers and to attract new consumers, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend on, among other things, the efficacy of our marketing efforts, our ability to successfully produce products that are free of defects and communicate the value of those products as cleanly-formulated and sustainably-designed and effective and the competing offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. We believe our brand strength will enable us to continue to launch new products, allowing us to deepen relationships with consumers. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients. Based in Los Angeles, California, our research and development team, including chemists, an in-house toxicologist and an eco-toxicologist, develops innovative cleanly-formulated products based on the latest green technology. At Honest, product innovation is top of mind. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to continue to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and natural product categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation. We are also committed to bringing our Honest Standard to new products where we believe there is a need for a higher standard for clean personal care.

Overall Macro Trends

We have strategically positioned ourselves to benefit from several macro trends related to changes in consumer behavior. We believe consumers’ increasing interest in cleanly-designed products and purpose-driven companies has contributed to higher demand for certain products. At the same time, changes in macro-level trends, including as a result of global pandemics, changing consumer attitudes or behavior or other macroeconomic conditions, such as inflation, tariffs or supply chain disruptions, have resulted and could in the future result in fluctuations in our operating results.

Business Operations

Global economic and political uncertainty have increased due to the impact of continued inflationary pressures, adverse impact on confidence in financial markets and geopolitical events. Additionally, the extent of the impact of macroeconomic trends on the Company’s operational and financial performance in the future will depend on future developments. Prolonged unfavorable economic conditions, including as a result of global pandemics, changing consumer attitudes or behavior or other macroeconomic conditions, such as inflation, tariffs or supply chain disruptions, have had and may continue to have an adverse effect on our sales and profitability. All of these factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions, specifically inflationary pressures, which has adversely affected our supply chain in regards to cost of sales. We have experienced and anticipate continued increases in product costs and labor costs due to inflationary pressures and higher transportation costs from ocean container delivery, which has in the past and could continue to hamper our ability to drive margin expansion. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, minimizing lead times for raw materials, and implementing a robust cost-savings program, as part of our Operating Discipline Transformation Pillar. We expect to continue to receive fulfillment costs savings due to warehouse and labor operational efficiencies gained with our Las Vegas, Nevada fulfillment center partner. If we are not successful in negotiating future renewals with our other fulfillment partner such that these renewals are at increased costs to us, our business, financial condition, results of operations and prospects could be adversely affected. In January 2024, we negotiated better purchase price terms with one of our third-party manufacturers, Ontex. However, we have experienced purchase price increases from our third-party manufacturers in the past and could face escalation of purchase costs and cost of revenue in the future.

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

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we have in the past and expect to incur in the future additional inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory.

In connection with the termination of the Likeness Agreement with Jessica Warren, as part of Ms. Warren's departure from her Chief Creative Officer position, after April 4, 2025 we are prohibited from selling existing inventory that uses certain specified licensed intellectual property on its packaging, which resulted in inventory write-offs and we anticipate will result in future inventory write-offs. For the year ended December 31, 2024, we recorded an inventory write-down of $0.8 million, inclusive of overhead costs and tariffs, related to the termination of the Likeness Agreement, which is included in cost of revenue on the consolidated statements of comprehensive loss. Additionally, we earmarked donations of $0.4 million, inclusive of overhead costs and tariffs, related to the termination of the Likeness Agreement during the year ended December 31, 2024, which is included in selling, general and administrative expense on the consolidated statements of comprehensive loss.

Supplier Services Agreement

In 2019, we entered into a license agreement with Butterblu, LLC, or Butterblu, pursuant to which we licensed certain of our trademarks to Butterblu for the manufacture and distribution of certain baby apparel products in exchange for royalties. Butterblu operates and maintains our baby apparel offerings independently through the honestbabyclothing.com website. For the year ended December 31, 2022, we collected $1.0 million in royalty revenue related to this license agreement. In August 2022, we terminated the license agreement in advance of its expiration date and entered into a supplier services agreement with Butterblu, pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us. As part of the supplier services agreement, we have agreed to purchase and own inventory for the term of the supplier service agreement, which is until December 31, 2026, unless terminated sooner. We are currently in discussions with Butterblu regarding our respective obligations under the supplier services agreement. Butterblu continues to operate and maintain our baby apparel offerings independently through the honestbabyclothing.com website under our supplier services agreement and its sales are reflected as revenue in our consolidated statements of comprehensive loss. These discussions could result in termination of the supplier services agreement prior to its termination date, potential disputes over the terms of termination, and costs to us related to the inventory we agreed to purchase and own for the term of the agreement. In addition, any loss of the relationship with Butterblu may negatively impact sales of our baby apparel, which will adversely affect our results of operations.

Components of Results of Operations

Revenue

We generate revenue through the sale of our products through our leading retailers and their websites, third-party ecommerce sites and Honest.com. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.

Disaggregation of Revenue

We had previously presented our revenue by sales channel of Digital and Retail and by product category of Diapers and Wipes, Skin and Personal Care and Household and Wellness. In determining the appropriate categories to use to disaggregate revenue in accordance with the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we had considered the information regularly reviewed by our chief operating decision maker (“CODM”) for evaluating our financial performance and making resource allocation decisions and the guidance to disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. In 2023, we executed a broad-based Transformation Initiative with Brand Maximization as one of the Pillars designed to leverage the strength of the Honest brand. As part of our strategy to build the Honest brand, our CODM evaluates our financial performance and makes resource allocation decisions across our products as one brand of a portfolio of multiple products. As a result, in the first quarter of 2024, we removed the disaggregation of revenue by product category to align with changes made to our long-term strategy and we began disaggregating revenue by (i) direct-to-consumer ("DTC") and (ii) retail and third-party ecommerce customers. The change had no effect on our results of operations or timing of revenue recognition.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees, including audit and legal expenses; donation expenses including overhead and tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to our supplier services agreement for Honest baby clothing, our baby apparel business; and, depreciation and amortization expenses. We expect our general and administrative expenses to decrease as a percentage of revenue as we continue to grow our business and organizational capabilities and efficiencies. We expect in the future to incur additional third-party professional fees related to compliance obligations as a public company.

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

Results of Operations

The following table sets forth our consolidated statements of comprehensive loss data for each of the periods indicated:

	For the year ended December 31,
	2024	2023
(In thousands)
Revenue	$378,340	$344,365
Cost of revenue	233,683	243,833
Gross profit	144,657	100,532
Operating expenses
Selling, general and administrative(1)	99,044	94,582
Marketing	45,093	36,440
Restructuring	—	2,205
Research and development(1)	6,851	6,214
Total operating expenses	150,988	139,441
Operating loss	(6,331)	(38,909)
Interest and other income (expense), net	282	(254)
Loss before provision for income taxes	(6,049)	(39,163)
Income tax provision	75	75
Net loss	$(6,124)	$(39,238)
______________
(1)    Includes stock-based compensation expense as follows:

	For the year ended December 31,
	2024	2023
(In thousands)
Selling, general and administrative	$15,105	$15,465
Research and development	570	339
Total	$15,675	$15,804

The following table sets forth our consolidated statements of comprehensive loss data expressed as a percentage of revenue*:

	For the year ended December 31,
	2024	2023
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	61.8	70.8
Gross profit	38.2	29.2
Operating expenses
Selling, general and administrative	26.2	27.5
Marketing	11.9	10.6
Restructuring	—	0.6
Research and development	1.8	1.8
Total operating expenses	39.9	40.5
Operating loss	(1.7)	(11.3)
Interest and other income (expense), net	0.1	(0.1)
Loss before provision for income taxes	(1.6)	(11.4)
Income tax provision	—	—
Net loss	(1.6)%	(11.4)%

* Amounts may not sum due to rounding.

Comparison of the Year Ended December 31, 2024 and 2023
Revenue

	For the year ended December 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Revenue	$378,340	$344,365	$33,975	9.9%

Revenue was $378.3 million for the year ended December 31, 2024, as compared to $344.4 million for the year ended December 31, 2023. The increase of $34.0 million, or 9.9%, was primarily due to an increase in retail customer revenue of $45.0 million, partially offset by a decrease in DTC revenue of $11.0 million. The increase in retail customer revenue is primarily due to an increase in wipes revenue of $22.6 million, an increase in baby apparel revenue of $18.8 million and an increase in baby personal care revenue of $6.2 million, partially offset by a decline in adult facial care, including skin and color cosmetics, revenue of $4.5 million. The decrease in DTC revenue is primarily related to a decline in diaper revenue of $6.6 million and a decline in adult facial care revenue of $1.7 million. We estimate that pricing increases taken in 2023 contributed $3.3 million, excluding price pack architecture, to revenue for the year ended December 31, 2024.

Cost of Revenue and Gross Profit

	For the year ended December 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Cost of revenue	$233,683	$243,833	$(10,150)	(4.2)%
Gross profit	$144,657	$100,532	$44,125	43.9%

Cost of revenue was $233.7 million for the year ended December 31, 2024, as compared to $243.8 million for the year ended December 31, 2023. The decrease of $10.2 million, or 4.2%, was primarily driven by lower product costs, overhead costs, transportation and fulfillment costs as we focus on operating discipline, partially offset by an increase in baby apparel costs. Cost of revenue as a percentage of revenue decreased by 9.0% primarily due to cost savings across most of the cost structure, including supply chain and product costs, price increases and lower trade promotion levels as compared to the year ended December 31, 2023.

Gross profit was $144.7 million for the year ended December 31, 2024, as compared to $100.5 million for the year ended December 31, 2023. The increase of $44.1 million, or 43.9%, was primarily related to cost savings, including reduced transportation, fulfillment and product costs, sales volume growth, price increases and efficient trade spend.

Operating Expenses

Selling, General and Administrative Expenses

	For the year ended December 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$99,044	$94,582	$4,462	4.7%

Selling, general and administrative expenses were $99.0 million for the year ended December 31, 2024, as compared to $94.6 million for the year ended December 31, 2023. The increase of $4.5 million, or 4.7%, was primarily due to an $7.9 million increase in legal expenses and a $3.7 million increase in service fees related to baby apparel, partially offset by a $3.1 million decrease in donations expense primarily related to our SKU rationalization program under the Transformation Initiative in 2023, a $1.2 million decrease in executive transition related expenses, a $1.1 million decrease in employee related expenses, a $1.0 million decrease in insurance premiums and a $0.8 million decrease in violations and compliance charges related to vendor violations. Selling, general and administrative expenses as a percentage of revenue decreased 1.3% as compared to the year ended December 31, 2023.

Marketing Expenses

	For the year ended December 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Marketing	$45,093	$36,440	$8,653	23.7%

Marketing expenses were $45.1 million for the year ended December 31, 2024, as compared to $36.4 million for the year ended December 31, 2023. The increase of $8.7 million, or 23.7%, was primarily due to a $5.9 million increase in retail marketing, a $1.5 million increase in marketing agency fees and $0.5 million increase in photo and video production fees. Marketing expenses as a percentage of revenue increased 1.3% as compared to the year ended December 31, 2023.

Restructuring Expenses

	For the year ended December 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Restructuring	$—	$2,205	$(2,205)	100.0%

Restructuring expenses were $2.2 million for the year ended December 31, 2023. Restructuring expenses are one of the elements of the Transformation Initiative. For the year ended December 31, 2023, restructuring expenses included employee-related costs of $1.1 million, contract termination costs of $0.9 million, and asset-related costs of $0.2 million. For further details on the Transformation Initiative, refer to Note 15, "Restructuring" in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Research and Development Expenses

	For the year ended December 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Research and development	$6,851	$6,214	$637	10.3%

Research and development expenses were $6.9 million for the year ended December 31, 2024, as compared to $6.2 million for the year ended December 31, 2023. The increase of $0.6 million, or 10.3% is consistent with our focus on continued innovation. Research and development expenses as a percentage of revenue increased 0.01% as compared to the year ended December 31, 2023.

Interest and Other Income (Expense), Net

	For the year ended December 31,
	2024	2023	$ change	% change
(In thousands, except percentages)
Interest income (expense), net	$508	$(269)	$777	(288.8)%
Other income (expense), net	(226)	15	(241)	(1,606.7)
Interest and other income (expense), net	$282	$(254)	$536	(211.0)%

Interest and other income (expense), net was income of $0.3 million for the year ended December 31, 2024, as compared to expense of $0.3 million for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had $75.4 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our consolidated financial statements. We will need to generate sufficient cash from operations or raise additional capital to meet our long-term working capital and capital expenditure needs. We also have availability under our 2023 Credit Facility, which was not drawn as of December 31, 2024.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the consolidated statements of comprehensive loss. For the year ended December 31, 2024, the commitment fee incurred was immaterial. As of December 31, 2024, there were $2.5 million outstanding letters of credit and $30.4 million available to be drawn upon. As of December 31, 2024, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of December 31, 2024, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 8, "Credit Facilities," included in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the year ended December 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$1,541	$19,353
Net cash provided by (used in) investing activities	$(530)	$3,835
Net cash provided by financing activities	$41,597	$122

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

Net cash provided by operating activities of $1.5 million for the year ended December 31, 2024 was primarily due to non-cash adjustments of $25.7 million, offset by a net decrease in cash related to changes in operating assets and liabilities of $18.0 million and a net loss of $6.1 million. Non-cash adjustments primarily consisted of stock-based compensation of $15.7 million, amortization of operating Right-Of-Use ("ROU") assets of $6.4 million and depreciation and amortization of $2.8 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $10.9 million increase in inventory, a $8.1 million use of cash due to operating lease obligations, a $1.4 million increase in prepaid expenses and other assets due to timing of payments and a $1.0 million increase in deferred revenue, offset by a $3.8 million increase in accounts payable and accrued expenses due to timing of payments and a $0.4 million increase in accounts receivable.

Net cash provided by operating activities of $19.4 million for the year ended December 31, 2023 was primarily due to a net increase in cash related to changes in operating assets and liabilities of $35.2 million, and non-cash adjustments of $23.4 million, offset by a net loss of $39.2 million. Non-cash adjustments primarily consisted of stock-based compensation of $15.8 million, amortization of operating ROU assets of $6.3 million and depreciation and amortization of $2.7 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $43.5 million decrease in inventory, an $8.0 million decrease in prepaid expenses and other assets due to timing of payments, and a $1.4 million increase in deferred revenue, offset by $9.3 million in lower accounts payable and accrued expenses driven by lower inventory purchases due to our disciplined inventory management, a $7.7 million use of cash due to operating lease obligations and a $0.7 million increase in accounts receivable.

Investing Activities

Our primary source of investing cash historically has been the sale and maturity of short-term investments. Our primary use of investing cash historically has been the purchase of short-term investments and currently is property and equipment.

Net cash used in investing activities of $0.5 million for the year ended December 31, 2024 was due to the purchase of property and equipment of $0.5 million.

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

Net cash provided by financing activities of $41.6 million for the year ended December 31, 2024 primarily consisted of proceeds from the exercise of stock options and proceeds from the 2021 Employee Stock Purchase Plan ("2021 ESPP"), partially offset by principal payments of financing lease obligations.

Net cash provided by financing activities of $122 thousand for the year ended December 31, 2023 primarily consisted of proceeds from the 2021 ESPP, partially offset by principal payments of financing lease obligations.

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

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; (6) Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and founder and former Chief Creative Officer ("CCO") transition expenses and (7) restructuring expenses in connection with the Transformation Initiative.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as CEO, CFO and founder/CCO transition expenses and restructuring expenses in connection with the Transformation Initiative. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our revenue, net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the year ended December 31,
(In thousands)	2024	2023
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(6,124)	$(39,238)
Interest and other (income) expense, net	(282)	254
Income tax provision	75	75
Depreciation and amortization	2,843	2,740
Stock-based compensation(1)	15,675	15,804
Securities litigation expense	12,440	4,703
CEO, CFO and founder/CCO transition expense(2)	858	2,075
Restructuring costs(3)	—	2,205
Payroll tax expense related to stock-based compensation	373	140
Adjusted EBITDA	$25,858	$(11,242)
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
(2)     Includes sign-on bonus, relocation, legal and recruiting costs related to the appointment of our CEO, as well as separation costs related to the termination of our former founder and CCO and former CFO.
(3)    See Note 15 “Restructuring” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for items included in restructuring expense.

Material Cash Requirements

We lease warehouse and office facilities under operating and finance lease agreements. We have unconditional purchase commitments for software service subscriptions, advertising services and certain other services. See Note 10, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our purchase obligations.

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

Revenue Recognition

We generate revenue through the sale of our products direct-to-consumer through the Company’s website, retail and third-party ecommerce customers, who resell the Company’s products through traditional brick and mortar retailers, who may also resell the Company’s products through their own online platforms. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from customers. We account for revenue contracts with customers by applying the following steps in accordance with Accounting Standard Codification, or ASC, 606, Revenue from Contracts with Customers:

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Honest Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Honest Company, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2025

We have served as the Company’s auditor since 2012.

The Honest Company, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$75,435	$32,827
Accounts receivable, net	43,476	43,084
Inventories	85,266	73,490
Prepaid expenses and other current assets	9,741	8,371
Total current assets	213,918	157,772
Operating lease right-of-use asset	17,239	23,683
Property and equipment, net	11,394	13,486
Goodwill	2,230	2,230
Intangible assets, net	235	309
Other assets	2,377	4,141
Total assets	$247,393	$201,621
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,807	$22,289
Accrued expenses	35,869	32,209
Deferred revenue	1,213	2,212
Total current liabilities	59,889	56,710
Long term liabilities
Operating lease liabilities, net of current portion	13,197	21,738
Other long-term liabilities	—	34
Total liabilities	73,086	78,482
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2024 and 2023, none issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2024 and 2023; 109,159,697 and 95,868,421 shares issued and outstanding as of December 31, 2024 and 2023, respectively	11	9
Additional paid-in capital	659,488	602,198
Accumulated deficit	(485,192)	(479,068)
Total stockholders’ equity	174,307	123,139
Total liabilities and stockholders’ equity	$247,393	$201,621
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	For the year ended December 31,
	2024	2023	2022

Revenue	$378,340	$344,365	$313,651
Cost of revenue	233,683	243,833	221,336
Gross profit	144,657	100,532	92,315
Operating expenses
Selling, general and administrative	99,044	94,582	87,317
Marketing	45,093	36,440	47,782
Restructuring	—	2,205	—
Research and development	6,851	6,214	6,996
Total operating expenses	150,988	139,441	142,095
Operating loss	(6,331)	(38,909)	(49,780)
Interest and other income (expense), net	282	(254)	871
Loss before provision for income taxes	(6,049)	(39,163)	(48,909)
Income tax provision	75	75	110
Net loss	$(6,124)	$(39,238)	$(49,019)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.42)	$(0.53)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	100,245,394	94,516,690	92,201,806

Other comprehensive loss
Unrealized gain on short-term investments, net of taxes	—	32	9
Comprehensive loss	$(6,124)	$(39,206)	$(49,010)

The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	91,512,140	$9	$570,794	$(391,656)	$(41)	$179,106
Net loss	—	—	—	(49,019)	—	(49,019)
Other comprehensive loss	—	—	—	—	9	9
Stock options exercised	43,556	—	122	—	—	122
Stock-based compensation	—	—	15,078	—	—	15,078
Vested restricted stock	1,263,963	—	—	—	—	—
Shares issued under 2021 ESPP	95,742	—	256	—	—	256
Common stock withheld for tax obligation and net settlement	(8,050)	—	(37)	—	—	(37)
ASC 842 transition effect	—	—	—	845	—	845
Balance at December 31, 2022	92,907,351	$9	$586,213	$(439,830)	$(32)	$146,360
Net loss	—	—	—	(39,238)	—	(39,238)
Other comprehensive loss	—	—	—	—	32	32
Stock options exercised	2,300	—	4	—	—	4
Stock-based compensation	—	—	15,804	—	—	15,804
Vested restricted stock	2,831,801	—	—	—	—	—
Shares issued under 2021 ESPP	126,969	—	177	—	—	177
Balance at December 31, 2023	95,868,421	$9	$602,198	$(479,068)	$—	$123,139
Net loss	—	—	—	(6,124)	—	(6,124)
Stock options exercised	8,007,999	1	41,453	—	—	41,454
Stock-based compensation	—	—	15,675	—	—	15,675
Vested restricted stock	5,187,447	1	(1)	—	—	—
Shares issued under 2021 ESPP	95,830	—	163	—	—	163
Balance at December 31, 2024	109,159,697	$11	$659,488	$(485,192)	$—	$174,307
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(6,124)	$(39,238)	$(49,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,843	2,740	2,753
Stock-based compensation	15,675	15,804	15,078
Amortization of operating ROU assets	6,444	6,257	6,180
Other	746	(1,369)	(558)
Changes in assets and liabilities:
Accounts receivable, net	(378)	(682)	(10,836)
Inventories	(10,934)	43,475	(38,987)
Prepaid expenses and other assets	(1,437)	8,005	(4,358)
Accounts payable, accrued expenses and other long-term liabilities	3,809	(9,347)	10,396
Deferred revenue	(998)	1,396	83
Operating lease liabilities	(8,105)	(7,688)	(7,007)
Net cash provided by (used in) operating activities	1,541	19,353	(76,275)
Cash flows from investing activities
Purchases of short-term investments	—	—	(12,782)
Proceeds from maturities of short-term investments	—	5,683	49,362
Purchases of property and equipment	(530)	(1,838)	(1,617)
Purchases of intangible assets	—	(10)	—
Net cash provided by (used in) investing activities	(530)	3,835	34,963
Cash flows from financing activities
Proceeds from exercise of stock options	41,453	4	122
Taxes paid related to net share settlement of equity awards	—	—	(37)
Proceeds from 2021 ESPP	163	176	256
Payments on finance lease liabilities	(19)	(58)	(303)
Net cash provided by financing activities	41,597	122	38
Net increase (decrease) in cash and cash equivalents	42,608	23,310	(41,274)
Cash and cash equivalents
Beginning of the period	32,827	9,517	50,791
End of the period	$75,435	$32,827	$9,517

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$1	$8
Income Taxes	$89	$116	$101
Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$44	$25	$54
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
1.     Nature of Business

The Honest Company, Inc. (the “Company”) was incorporated in the State of California on July 19, 2011 and on May 23, 2012 was re-incorporated in the State of Delaware under the same name. The Company is personal care company dedicated to creating cleanly-formulated and sustainably-designed products.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. Certain reclassifications to the Company's previously reported financial information have been made to conform to the current period presentation. The Company made reclassifications to the consolidated statement of cash flows, including a reclassification of $6.3 million and $6.2 million, respectively, was made from "Other" to "Amortization of operating right-of-use ("ROU") assets" in the "adjustments to reconcile net loss to net cash provided by (used in) operating activities" section of the consolidated statements of cash flow for the years ended December 31, 2023 and 2022 to conform to the current year presentation, among other immaterial reclassifications. Additionally, the Company made immaterial reclassifications to separately present the lease liability within the deferred tax assets and the right-of-use asset within the deferred tax liabilities related to the implementation of Accounting Standards Codification No.842 ("ASC 842") in Note 13, "Income Taxes", for the year ended December 31, 2023 to conform to the current year presentation.

Restructuring

In 2023, the Company incurred restructuring costs in connection with the exiting of certain products and geographical locations, workforce reductions, and other actions. Such costs include employee termination benefits (one-time arrangements), termination of contractual obligations, non-cash asset charges, including asset impairments, and other direct incremental costs. The Company recorded employee termination liabilities once they were both probable and estimable for severance provided under the Company’s existing severance policy. Other costs associated with a restructuring initiative, such as consulting and professional fees, product or geographical exit costs, accelerated amortization associated with a restructuring initiative, are recognized in the period in which the liability is incurred. Accrued restructuring costs as of December 31, 2023 are recorded within Accrued Expenses in the consolidated balance sheets. Refer to Note 15, "Restructuring" included in these consolidated financial statements for more information on the Company's restructuring initiatives.

Segment Reporting and Geographic Information

The Company’s principal business primarily focuses on creating cleanly formulated- and sustainably-designed products. The Company’s Chief Executive Officer ("CEO"), as the chief operating decision maker ("CODM"), organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. The Company evaluates performance based on consolidated net income (loss). The CODM additionally considers forecasted information on a quarterly basis for net income (loss) when making decisions regarding capital and personnel needs. The CODM reviews information at the consolidated entity level, and does not distinguish the principal business, or group the operations, by geographic locations or industry types for purposes of measuring performance or allocating resources. While the Company creates products that are sold across retail channels and direct-to-consumer ("DTC"), all products are managed as one brand of products under one operating and reportable segment. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage expenses on a consolidated basis, consistent with the Company’s operations.

The Company does not regularly provide the CODM with more detailed segment expense information beyond what is included in the consolidated statements of comprehensive loss. The significant expense categories which are used to manage operations are those reflected in our consolidated statements of comprehensive loss. Refer to the consolidated statements of comprehensive loss included in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

All of the Company’s long-lived assets are located in the United States and substantially all of the Company’s revenue is from customers located in the United States.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The Company’s estimates, which are subject to varying degrees of judgment, include the valuation of inventories, sales returns and allowances, allowances for credit losses, valuation of short-term investments, capitalized software, useful lives associated with long-lived assets, goodwill impairment, incremental borrowing rates associated with leases, valuation allowances with respect to deferred tax assets, accruals and contingencies, recoverability of non-cash marketing credits, and the valuation and assumptions underlying stock-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of December 31, 2024 and through the date these consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Investments

Investments consists of highly liquid investments in debt securities. Investments comprises commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities, which are classified as available-for-sale investments. The Company includes its available-for-sale investments in current assets because the securities represent investments of cash available for current operations. Available-for-sale investments are recorded at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Unrealized holding gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains or losses are recorded in interest and other income (expense), net. As of December 31, 2024, the Company did not hold any investments.

For debt securities with an amortized cost basis in excess of estimated fair value, the Company determines what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recorded as an allowance for credit losses with an offsetting entry to interest and other income (expense), net in the Company's consolidated statements of comprehensive loss. The portion of the loss related to non-credit factors (if any) is generally recorded as a component of comprehensive loss.

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

The Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	As of December 31,
	2024	2023
Customer A	41%	49%
Customer B	16%	25%

The Company’s customers that accounted for 10% or more of total revenue were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Customer A	30%	31%	31%
Customer B	34%	30%	19%

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

Accounts Receivable

Sales made to consumers through the Company’s Honest.com website are conducted with credit cards, and the Company records its credit card sales in transit as accounts receivable at selling price less applicable deductions. The Company may extend credit in the normal course of business to its third-party ecommerce customers and retailers and performs credit evaluations on a case-by-case basis. The Company does not obtain collateral or other security related to its accounts receivable. The Company will consider, among other factors, write-offs of uncollectible accounts receivable that have a contractual maturity of one year or less if the invoice is six months or older.

Accounts receivable are presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the amortized cost. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may impact on the Company's customers' ability to pay. The allowance for credit losses was $0.4 million and $0.4 million, respectively, as of December 31, 2024 and 2023.

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

Leases

Effective January 1, 2022, the Company accounts for leases in accordance with ASC 842. The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to less than three years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the ROU assets and lease liability. The Company elected the practical expedient to not separate lease and non-lease components, as such non-lease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. As most of the Company's leases do not contain an implicit interest rate, the Company uses judgement to determine an incremental borrowing rate to use at lease commencement. Operating lease ROU assets and lease liabilities are recorded at the lease commencement date with expense recognized on a straight-line basis over the lease term. Leases with an estimated total term of 12 months or less are not recorded on the balance sheet and the lease expense is recognized on a straight-line basis over the lease term. Generally, the Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

Capitalized Software and Website Development Costs

The Company accounts for its internal-use software costs and website development costs in accordance with ASC No. 350-40, Internal-Use Software, and ASC No. 350-50, Website Development Costs, respectively. The Company capitalizes costs to purchase and develop its websites and internal-use software and amortizes such costs on a straight-line basis over the estimated useful life of the software once it is available for its intended use. Capitalization of internal-use costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the project, and it is probable that the project will be completed and will be used to perform the function intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Capitalized internal-use software and website development costs, including purchased software, are recorded in property and equipment, net in the consolidated balance sheets.

For cloud-computing service arrangements, the Company capitalizes implementation costs consistent with internal-use software costs. Such capitalized costs are included within prepaid expenses and other current assets, for the current portion, and other assets, for the noncurrent portion, in the consolidated balance sheets and are expensed on a straight-line basis over the term of the service arrangement as selling, general and administrative expense. Capitalized implementation costs from cloud computing service arrangements were $0.8 million, net of $3.2 million of accumulated amortization as of December 31, 2024 and $1.1 million, net of $2.4 million of accumulated amortization as of December 31, 2023.

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

Goodwill is assessed for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, the Company will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including discount rate, growth rate, and future financial performance. Valuations of similar public companies may also be evaluated when assessing the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. The Company tests goodwill for impairment annually at October 31. The Company performed its annual goodwill impairment qualitative and quantitative test as of October 31, 2024 and no impairment was identified.

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

Foreign Currency Transactions

The Company records foreign currency gains or losses in interest and other income (expense), net in the consolidated statements of comprehensive loss, related to transactions denominated in currencies other than the U.S. dollar. During the years ended December 31, 2024, 2023 and 2022, realized and unrealized foreign currency losses, net were $0.2 million, $0.03 million and $0.2 million, respectively.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for employees and non-employees based on the grant-date fair value of the stock award over the applicable service period. For awards that vest based on continued service, stock-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards.

Stock Options

For stock option awards that contain service, performance or a combination of both vesting conditions, the grant date fair value is estimated based on the fair value of the underlying shares on grant date while the Black-Scholes option-pricing model is used to estimate the grant date fair value of stock option awards. For stock option awards with performance vesting conditions, stock-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved.

For stock option awards that contain service, performance and market vesting conditions, or a change in control event, the performance condition is not probable of being achieved for accounting purposes until the event occurs. Thereafter, stock-based compensation expense is recognized when the event occurs even if the market condition was not or is not achieved, provided the employee continues to satisfy the service condition.

The Company has not granted stock options since the IPO, and for the stock options that were granted pre-IPO the below assumptions were used. The Monte Carlo simulation model is used to estimate the fair value of stock options that have market vesting conditions. Determining the fair value of stock option awards requires judgment and the assumptions used in the option-pricing models require the input of subjective assumptions which are as follows:

• Fair value - The fair value of the Company's common stock is determined based on the closing stock price on the date of grant.

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

Fair value is based on quoted market prices, if available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independently sourced market parameters as inputs. Cash equivalents, consisting primarily of money market funds, represent highly liquid investments with maturities of three months or less at purchase. Market prices, which are Level 1 in the fair value hierarchy, are used to determine the fair value of the money market funds. Investments in debt securities are measured using broker provided indicative prices developed using observable market data, which are considered Level 2 in the fair value hierarchy. Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. The fair value of such assets is measured using Level 3 inputs in the fair value hierarchy.

Revenue Recognition

The Company sells its products direct-to-consumer through the Company’s website, retail and third-party ecommerce customers, who resell the Company’s products through traditional brick and mortar retailers, who may also resell the Company’s products through their own online platforms.

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

Consumers may purchase gift cards, which are recorded as deferred revenue at the time of purchase. The Company recognizes revenue when these gift cards are redeemed for products and the revenue recognition criteria as described above have been met. For the years ended December 31, 2024, 2023 and 2022, revenue recognized from the use of gift cards was $0.6 million, $0.6 million and $0.8 million, respectively. As of December 31, 2024 and 2023, deferred revenue related to gift card purchases was $1.1 million and $1.0 million, respectively.

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

Estimates for these sales incentive programs are developed using the most likely amount and contractual allowances are included in the transaction price to the extent that a significant reversal of revenue would not result once the uncertainty is resolved. In developing its estimate, the Company uses the expected value method considering all reasonably available information in determining the accruals for these activities, including historical analysis and contractual rates. The Company also considers the susceptibility of the incentive to outside influences, the length of time until the uncertainty is resolved and the Company’s experience with similar contracts. Judgment is required to determine the timing and amount of recognition of sales incentive program accruals which the Company estimates based on past practice with similar arrangements.

The following table summarizes the changes in the allowance for sales incentive programs for retail and third-party ecommerce customers:

	For the year ended December 31,
(In thousands)	2024	2023	2022
Beginning balance	$8,380	$6,396	$6,494

Charged to revenue	69,716	49,724	48,962
Charged to selling, general and administrative expense	10	659	550
Charged to marketing expense	19,612	17,056	12,541
Utilization of accrual for trade promotions	(84,487)	(64,522)	(61,954)
Reclassification to prepaid expenses and other current assets/accrued expenses	283	(933)	(197)
Ending balance	$13,514	$8,380	$6,396

As of December 31, 2024 and 2023, $12.6 million and $6.8 million, respectively, of the ending allowance balances were recorded as a reduction to accounts receivable.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for the Company's selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees, including audit and legal expenses; donation expenses including overhead and tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to our supplier services agreement for Honest baby clothing, the Company's baby apparel business; and, depreciation and amortization expenses.

Marketing

Marketing expenses includes costs related to the Company’s branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production and other public relations and promotional initiatives.

Advertising costs are expensed as incurred. Media production costs are expensed the first time the advertisement is aired. Deferred advertising costs consist mainly of point of purchase displays that are specifically branded for the Company’s products and provided to retailers in order to facilitate the marketing of the Company’s products within retail stores. The point of purchase display costs are capitalized as deferred advertising costs and charged to marketing expense over the expected period of benefit, which generally ranges from less than one to two years. As of December 31, 2024 and 2023, the current portion of deferred advertising costs was $0.6 million and $0.4 million, respectively, which is included in prepaid expenses and other current assets. As of December 31, 2024 and 2023, there was an immaterial amount of deferred advertising costs that was considered noncurrent. Advertising expense was $41.7 million, $33.8 million and $44.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity discloses, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. The adoption of ASU No. 2023-07 did not have a material impact on the Company’s consolidated financial statements or disclosures.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that ASU No. 2023-09 will have on its consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update is to improve the disclosures of components of certain income statement expense items. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that ASU No. 2024-03 will have on its consolidated financial statements or related disclosures.

3.Revenue

The Company previously presented its revenue by sales channel of Digital and Retail and by product category of Diapers and Wipes, Skin and Personal Care and Household and Wellness. In determining the appropriate categories to use to disaggregate revenue in accordance with the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, the Company considered the information regularly reviewed by its CODM for evaluating its financial performance and making resource allocation decisions and the guidance to disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows. In 2023, the Company executed a broad-based Transformation Initiative with Brand Maximization as one of the Pillars designed to leverage the strength of the Honest brand. As part of its strategy to build the Honest brand, the Company’s CODM is evaluating the Company’s financial performance and making resource allocation decisions across the Company’s products as one brand of a portfolio of multiple products. As a result, in the first quarter of 2024, the Company removed the disaggregation of revenue by product category to align with changes made to the Company’s long-term strategy and began disaggregating revenue by (i) direct-to-consumer and (ii) retail and third-party ecommerce customers. The change had no effect on the Company's results of operations or timing of revenue recognition. Presentation of disaggregated revenue by direct-to-consumer and retail and third-party ecommerce customers in prior periods have been modified to conform to the current period presentation.

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

Direct-to-Consumer

For direct sales to the consumer through the Company's website, Honest.com, the Company's performance obligation consists of the sale of finished goods to the consumer. Consumers may purchase products at any time or enter into subscription arrangements. Consumers place orders online in accordance with the Company's standard terms and conditions and authorize payment when the order is placed. Credit cards are charged at the time of shipment and payments are typically processed within two to three business days. For subscription arrangements, consumers sign up to receive products on a periodic basis. Subscriptions are cancellable at any time without penalty, and no amounts are collected from the consumer until products are shipped. Revenue is recognized when transfer of control to the consumer takes place, which is when the product is delivered to the carrier. Sales taxes collected from consumers are accounted for on a net basis and are excluded from revenue. Revenue generated from Honest.com was 13% and 17%, respectively, of the Company's total revenue during the years ended December 31, 2024 and 2023.

Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the year ended December 31, 2024, the Company did not enter into any new trade agreements.

For the years ended December 31, 2024 and 2023, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. For the year ended December 31, 2022, the Company recognized $3.2 million of revenue and $1.7 million of associated cost of revenue related to these marketing and transportation credits. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to marketing expense in the consolidated statements of comprehensive loss as they become determinable. For the years ended December 31, 2024, 2023 and 2022, the Company recorded no impairment losses related to these credits and used an aggregate of $1.6 million, $0.3 million and $1.4 million of credits, respectively.

4.    Intangible Assets, Net
Intangible assets consisted of the following:

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Tradenames	$780	$(596)	$184
Domain names	287	(236)	51
Total intangible assets, net	$1,067	$(832)	$235

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Tradenames	$780	$(541)	$239
Domain names	287	(217)	70
Total intangible assets, net	$1,067	$(758)	$309
As of December 31, 2024 and 2023, the weighted average remaining useful lives for tradenames and domain names was 4.8 years and 3.0 years, respectively, and 5.7 years and 3.9 years, respectively.
Amortization expense was $0.1 million for each of the years ended December 31, 2024, 2023 and 2022, respectively. Estimated future amortization expense for each of the following five years ending December 31 and thereafter is as follows:

(in thousands)
2025	$71
2026	71
2027	30
2028	23
2029	19
Thereafter	21
Total future amortization expense	$235

5.    Property and Equipment, Net
Property and equipment consisted of the following:

	As of December 31,
	2024	2023
(in thousands)
Machinery and equipment	$12,885	$13,850
Computer and office equipment	1,189	1,700
Capitalized software	5,238	5,094
Furniture and fixtures	4,259	4,335
Leasehold improvements	15,761	15,829
Subtotal	39,332	40,808
Accumulated depreciation and amortization	(27,938)	(27,322)
Total property and equipment, net	$11,394	$13,486
Total depreciation and amortization expense for property and equipment consisted of the following:

	For the year ended December 31,
	2024	2023	2022
(In thousands)
Cost of revenues	$1,048	$931	$1,013
Research and development	225	223	195
Selling, general and administrative	1,495	1,515	1,474
Total depreciation and amortization expense	$2,768	$2,669	$2,682
6.     Investments

All investments in debt securities, if any, are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of December 31, 2024 and 2023, the Company did not hold any investments in debt securities. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).

There was no realized or unrealized gains and losses on investments in debt securities for the years ended December 31, 2024. Realized and unrealized losses on investments for the years ended December 31, 2023 and 2022 were immaterial.

7.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$55,280	$—	$—	$55,280
Total cash equivalents	$55,280	$—	$—	$55,280

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$5,589	$—	$—	$5,589
Total cash equivalents	5,589	—	—	5,589
Short-term investments
Corporate bonds	—	—	—	—
Commercial paper	—	—	—	—
Certificates of deposit	—	—	—	—
Total short-term investments	—	—	—	—
Total	$5,589	$—	$—	$5,589

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.
8.     Credit Facilities

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the consolidated statements of comprehensive loss. For the years ended December 31, 2024 and 2023, the commitment fee incurred was immaterial. As of December 31, 2024, there were $2.5 million outstanding letters of credit and $30.4 million available to be drawn upon. As of December 31, 2023, there were $3.7 million outstanding letters of credit and $17.7 million available to be drawn upon. As of December 31, 2024 and 2023, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of December 31, 2024, the Company is in compliance with all covenants under the 2023 Credit Facility.

9.     Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2024	2023
(In thousands)
Payroll and payroll related expenses(1)	$8,410	$8,007
Accrued inventory purchases	13,095	9,368
Accrued returns	102	269
Accrued rent(2)	8,541	8,105
Accrued restructuring(3)	—	356
Other accrued expenses	5,721	6,104
Total accrued expenses	$35,869	$32,209
_______________

(1) Includes $0.3 million and $1.2 million of executive transition related expenses as of December 31, 2024 and 2023, respectively.
(2) Represents short-term operating lease liabilities. Refer to Note 14, "Leases" included in these consolidated financial statements for more information on leases.
(3) Refer to Note 15, "Restructuring" included in these consolidated financial statements for more information on the Company's restructuring.

10. Commitments and Contingencies

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

On September 17, 2019, the Nevada Department of Taxation (the “Department”) issued a Deficiency Notice against the Company to initiate administrative legal proceedings before the Department for the alleged non-compliance with employee retention requirements provided in exchange for tax benefits in establishing the Company’s Las Vegas distribution center in a December 2016 Abatement Agreement the Company had executed with the State of Nevada via its Governor’s Office of Economic Development. The Company has denied the allegations. An administrative hearing was held in the matter on January 15, 2021. On June 9, 2021, the court upheld the Department's Deficiency Notice against the Company in its entirety. The loss resulting from this matter was $0.7 million including penalties and interest, for which the Company has paid $0.6 million as of December 31, 2021. During the year ended December 31, 2021, the Company recorded interest expense of $0.1 million in interest and other expense, net on the consolidated statements of comprehensive loss. The Company filed its Notice of Appeal on July 1, 2021 and its opening brief on January 28, 2022. The Department filed its answering brief on March 4, 2022 and the Company filed its reply brief on March 23, 2022. The Nevada Tax Commission heard the appeal on May 2, 2022. The Nevada Tax Commission upheld the Company's appeal and overturned the Department's Deficiency Notice. The Company submitted a refund request for the taxes and interest paid, following the Department's June 9, 2021 decision, which were subject to abatement under the December 2016 Abatement Agreement. The Company recognized $0.7 million in other income in interest and other expense, net on the consolidated statements of comprehensive loss during the year ended December 31, 2022 related to the refund of taxes and interest paid.

On September 23, 2020, the Center for Advanced Public Awareness (“CAPA”) served a 60-Day Notice of Violation on the Company, alleging that the Company violated California’s Health and Safety Code (“Prop 65”) because of the amount of lead in the Company’s Diaper Rash Cream and seeking statutory penalties and product warnings available under Prop 65. On October

22, 2021, CAPA filed a complaint in California Superior Court in the County of San Francisco (“the Court”) for the alleged Prop 65 violations contained in its 60-Day Notice of Violation. The Company filed its answer and notice of related cases against Prestige Consumer Healthcare, Inc., Burt's Bees, Inc., and Hain Celestial Group, Inc. on January 7, 2022 and has stipulated to relate these cases and transfer them to the Court's Complex Division. On April 30, 2024, the Company filed its motion for summary judgment. On January 23, 2025, the Court granted the Company's motion for summary judgment. The Company intends to vigorously defend itself in this matter. The matter’s outcome and materiality are uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in this matter.

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s IPO. A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022, alleging claims and seeking relief under Sections 11 and 15 of the Securities Act of 1933 relating to the Company’s IPO. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On May 1, 2023, the Lead Plaintiff’s motion for class certification in the consolidated class action was granted in part and denied in part, with the U.S. District Court for the Central District of California limiting the certified class to only those persons and entities that purchased or otherwise acquired the Company’s publicly traded common stock pursuant and traceable to the Company’s IPO offering documents prior to August 19, 2021, as well as all persons and entities that acquired ownership of a trading account, retirement account, or any other similar investment account or portfolio containing the Company’s publicly traded common stock that was purchased or otherwise acquired pursuant and traceable to the IPO offering documents prior to August 19, 2021, and were damaged thereby. On August 14, 2023, the Lead Plaintiff filed an amended consolidated class action complaint naming as additional defendants Catterton Management Company L.L.C., L Catterton VIII, L.P., L. Catterton VIII Offshore, L.P., THC Shared Abacus, LP, Catterton Managing Partner VIII, L.L.C., and C8 Management, L.L.C. On October 16, 2023, those additional defendants filed a motion to dismiss the Second Amended Complaint with respect to the claims against them. On January 31, 2024, that motion to dismiss was granted by the court to the extent those additional defendants challenged the claims as untimely. The court granted Lead Plaintiff leave to amend within fourteen days of that order. On February 14, 2024, the Lead Plaintiff filed a further amended Second Amended Complaint against the additional defendants. The additional defendants filed a motion to dismiss the further amended Second Amended Complaint, which was denied by the court on April 22, 2024. On January 21, 2025, the parties filed a joint stipulation stating that they had reached an agreement in principle to fully settle all pending claims in the action and asking the court to stay the case so the parties could have additional time to negotiate the terms of a formal stipulation of settlement and related documentation. The court entered an order staying the case on the same day. Lead Plaintiff must file a motion for preliminary approval of the settlement by March 12, 2025. A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware on October 19, 2022 with similar allegations. Each of these federal and state court derivative cases have been stayed. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in these matters.

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

As of December 31, 2024 and 2023, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of December 31, 2024 and 2023, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

Purchase Commitments

The Company has unconditional purchase commitments for software service subscriptions, advertising services and certain other services. Future minimum payments under these unconditional purchase commitments are as follows:

(In thousands)
Years Ending December 31,
2025	$1,157
2026	1,064
2027	439
2028	56
2029	—
Thereafter	—
Future minimum payments	$2,716

11.    Stock-Based Compensation

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

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value (in thousands)

Outstanding at December 31, 2022	14,888,007	$5.24	4.0	$3,024
Granted	—	$—
Exercised	(2,300)	$1.70
Forfeited/Cancelled	(1,569,911)	$5.17
Outstanding at December 31, 2023	13,315,796	$5.25	3.0	$—
Granted	—	$—
Exercised	(8,007,999)	$5.18
Forfeited/Cancelled	(321,911)	$4.55
Outstanding at December 31, 2024	4,985,886	$5.41	2.2	$7,600

Exercisable at December 31, 2023	13,266,609	$5.25	3.0	$—
Exercisable at December 31, 2024	4,985,886	$5.41	2.2	$7,600

The intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 were $12.6 million, immaterial and $0.1 million, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. The total fair value of options vested during the years ended December 31, 2024, 2023 and 2022 were $0.1 million, $0.7 million and $2.0 million, respectively.

As of December 31, 2024, there was no unrecognized stock-based compensation expense related to unvested stock options. As of December 31, 2023, there was $0.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.5 years.

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

The following table summarizes the RSU activity:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2022	452,951	4,165,403	$3.44	$8.09
Transfer from Employee to Non-Employee Director(1)	1,147,566	(1,147,566)	$9.02	$9.02
Granted	1,376,563	7,505,557	$2.01	$1.71
Vested(2)	(1,382,224)	(1,449,577)	$5.84	$6.31
Forfeited	(637,657)	(1,774,563)	$7.07	$5.44
Unvested RSUs at December 31, 2023	957,199	7,299,254	$2.19	$2.38
Granted	545,178	4,890,798	$2.81	$3.63
Vested(2)	(775,804)	(4,411,643)	$2.15	$2.96
Forfeited	—	(821,805)	$—	$3.10
Unvested RSUs at December 31, 2024	726,573	6,956,604	$2.70	$2.81
_______________
(1) Relates to former Chief Executive Officer ("CEO") RSUs that were reclassified to non-employee director shares. The former CEO was not re-nominated for election by the Board in connection with the annual stockholder meeting in May 2023.
(2) The Company modified certain former executives' RSUs to accelerate vesting, resulting in stock-based compensation expense of $6.7 million and $3.1 million, respectively, during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, there was $17.6 million and $16.6 million, respectively, of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.6 years and 3.0 years, respectively.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. The first offering period under the 2021 ESPP commenced in May 2021 and the second offering in November 2021. For the years ended December 31, 2024 and 2023, employees who elected to participate in the 2021 ESPP purchased 95,830 and 126,969 shares of common stock, respectively, under the 2021 ESPP, resulting in cash proceeds to the Company of $0.2 million and $0.2 million, respectively. The weighted average price at purchase was $1.70 and $1.39 per share, respectively. As of December 31, 2024 and 2023, the Company had 3,616,908 and 2,756,394, respectively, remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

	For the Year Ended December 31,
	2024			2023
Expected life of options (in years)	0.50			0.50
Expected stock price volatility	69.20%	—	79.27%	69.20%	—	86.19%
Risk free interest rate	4.44%	—	5.43%	5.36%	—	5.43%
Expected dividend yield	—%			—%
Weighted average grant-date fair value per share	$0.56	—	$2.56	$0.56	—	$0.67

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of December 31, 2024, there were 275,083 shares available for future grant under the Inducement Plan.

On February 29, 2024, the Company granted 208,757 RSUs to the Chief People Officer under the Inducement Plan. On March 21, 2023, the Company granted 1,845,238 RSUs to the Chief Executive Officer under the Inducement Plan. On May 18, 2023, the Company granted 843,565 RSUs to the Chief Growth Officer under the Inducement Plan. On November 1, 2023, the Company granted 827,357 RSUs to the Chief Financial Officer under the Inducement Plan.

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU awards, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the year ended December 31,
	2024	2023	2022
(In thousands)
Selling, general and administrative(1)	$15,105	$15,465	$14,593
Research and development	570	339	485
Total stock-based compensation expense	$15,675	$15,804	$15,078
__________________

(1) Includes $6.7 million and $3.1 million, respectively, of stock-based compensation expense during the years ended December 31, 2024 and 2023 related to the acceleration of RSUs held by certain former executives. The Company extended the post-termination stock option exercise period for certain former executives, resulting in stock-based compensation expense of $0.5 million during the year ended December 31, 2023.

12.     Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) attributable to common stockholders per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding. The Company computes diluted net income per share under a two-class method where income is reallocated between common stock, potential common stock and participating securities, if any. Diluted net income (loss) per share attributable to common stockholders adjusts the basic net income (loss) per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock options using the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the year ended December 31,
(In thousands, except for share and per share values)	2024	2023	2022
Numerator:
Net loss	$(6,124)	$(39,238)	$(49,019)
Net loss attributable to common stockholders - basic and diluted	$(6,124)	$(39,238)	$(49,019)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	100,245,394	94,516,690	92,201,806

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.06)	$(0.42)	$(0.53)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the year ended December 31,
	2024	2023	2022
Stock options to purchase common stock	4,985,886	13,315,796	14,888,007
Unvested restricted stock units	7,683,177	8,256,453	4,618,354
Employee stock purchase plan	20,753	71,142	62,438
Total	12,689,816	21,643,391	19,568,799

13.     Income Taxes

The components of income tax provision consisted of the following:

	For the year ended December 31,
	2024	2023	2022
(In thousands)
Current
Federal	$—	$—	$—
State	75	75	110
Foreign	—	—	—
	75	75	110
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Income tax provision	$75	$75	$110

The reconciliation of the income tax benefit computed at the U.S. federal statutory rate of 21% to the Company’s income tax provision is as follows:

	For the year ended December 31,
	2024	2023	2022
(In thousands)
Income tax benefit at the federal statutory rate	$(1,252)	$(8,203)	$(10,271)
State income taxes, net of federal benefit	686	(90)	(625)
Permanent differences for equity compensation	3,437	2,587	2,604
Nondeductible items	21	142	53
Nondeductible compensation	947	1,218	302
Change in valuation allowance	(3,918)	4,654	8,047
Nondeductible parking	71	—	—
Other adjustments	83	(233)	—
Income tax provision	$75	$75	$110

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows:

	As of December 31,
(In thousands)	2024	2023
Deferred tax assets
Intangible assets	$55	$75
Lease liability	5,402	7,476
Accrued expenses	171	1,488
Deferred revenue	175	113
Allowances, reserves and other	1,810	2,013
Stock-based compensation	3,192	7,728
Section 174 capitalized expenses	5,854	4,346
Net operating loss and other carryforwards	88,066	87,327
Total deferred tax assets	104,725	110,566
Valuation allowance	(94,859)	(98,771)
Net deferred tax assets	9,866	11,795
Deferred tax liabilities
Property and equipment	(548)	(676)
Right-of-use asset	(4,284)	(5,933)
Prepaid expenses	(241)	(376)
State taxes	(4,793)	(4,810)
Total deferred tax liabilities	(9,866)	(11,795)
Net deferred taxes	$—	$—

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

As of December 31, 2024, the Company had federal and state net operating loss carryforwards tax effect of $313.0 million and $272.0 million, respectively. As of December 31, 2023, The Company had federal and state net operating loss carryforwards tax effect of $311.0 million and $274.0 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2032. As of December 31, 2024 and 2023, the Company did not have any state tax credits. Federal net operating losses generated after January 1, 2018 would not expire, but would only be available to offset up to 80% of the Company’s future taxable income.

The IRC imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events which may cause limitation in the amount of the net operating losses and credits that the Company utilizes in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company performed a study to determine whether net operating losses and credit carryover limitations exist under Section 382 as of December 31, 2020, and determined that a portion of the net operating losses that were generated during 2013 and prior are subject to Section 382 annual limitations. As of December 31, 2024 and 2023, these limitations did not cause any of the limited net operating losses to be permanently lost.

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

A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2024, a full valuation allowance has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The following table summarizes the changes in the valuation allowance:

	For the year ended December 31,
	2024	2023	2022
(In thousands)
Beginning balance	$98,771	$94,103	$86,659
Increase to valuation allowance	(3,918)	4,654	8,047
Decrease due to adoption of ASC 842	—	—	(613)
Other increases (decreases)	6	14	10
Ending balance	$94,859	$98,771	$94,103

The Company is subject to taxation in the U.S. federal and various state jurisdictions. During the years ended December 31, 2024 and 2023, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the consolidated statements of comprehensive loss. The Company is subject to examination from federal tax authorities for years 2020, 2021 and 2022. To the extent allowed by law, the federal and state tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating loss or credit carryforward.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions that became effective on January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. The Company does not currently expect any material changes on its consolidated financial position, results of operations and cash flows.

14.     Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to less than three years.

In connection with two of the Company’s facilities leases, the Company is required to obtain irrevocable letters of credit in lieu of security deposits. The letters of credit totaled $2.5 million and $3.7 million as of December 31, 2024 and 2023, respectively, and expire within a set number of days after the expirations of the facilities leases. In connection with the Company’s office facility lease, following the fourth year of the lease, the letter of credit balance can be reduced annually by a stated amount in the lease agreement, so long as the Company complies with certain covenants. In connection with the Company’s warehouse lease, the letter of credit balance is reduced annually by a stated amount in the lease agreement, so long as the Company complies with certain covenants.

The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2024	2023	2022
Finance lease expense:
Amortization	$8	$50	$263
Short-term lease expense	—	—	7
Operating lease expense:
Operating lease expense(1)	7,168	7,168	7,153
Sublease income	(2,006)	(2,006)	(2,006)
Total lease expense, net	$5,170	$5,212	$5,417
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

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s consolidated balance sheets (in thousands):

		As of December 31,
Assets	Financial Statement Line Item	2024	2023
Finance lease assets	Property and equipment, net	$—	$17
Operating lease assets	Operating lease right-of-use asset	17,239	23,683
Total lease assets		$17,239	$23,700
Liabilities
Current
Finance lease liabilities	Accrued expenses	—	23
Operating lease liabilities	Accrued expenses	8,541	8,105
Non-current
Finance lease liabilities	Other long-term liabilities	—	—
Operating lease liabilities	Operating lease liabilities, net of current portion	13,197	21,738
Total lease liabilities		$21,738	$29,866

Supplemental information related to the Company’s leases for the year ended December 31, 2024 was as follows:

	For the year ended December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Finance leases	—	0.6
Operating leases	2.5	4.1
Weighted-average discount rate
Finance leases	—%	2.77%
Operating leases	2.29%	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$—	$1
Operating cash flows used in operating leases	$8,105	$7,688
Financing cash flows used in finance leases	$19	$58
The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the year ended December 31, 2024 for either finance or operating leases.

Future minimum lease payments required under operating and finance leases as of December 31, 2024, were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$8,950	—
2026	9,201	—
2027	4,245	—
2028	—	—
2029	—	—
Thereafter	—	—
Future minimum lease payments	$22,396	$—
Less: Amount representing interest	(658)	—
Present value of future lease payments	$21,738	$—

15.     Restructuring

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

For the year ended December 31, 2024, the Company did not incur any restructuring costs related to the Transformation Initiative.

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

	Restructuring Costs
	Employee-Related Costs	Asset-Related Costs	Contract Terminations	Total
Charges for the year ended December 31, 2023	$1,142	$193	$870	$2,205

Changes in accrued expenses as of December 31, 2024 relating to the Transformation Initiative were:

	Restructuring Costs
	Employee-Related Costs(1)	Contract Terminations	Inventory Reserves	Total
Balance at December 31, 2023	$356	$—	$2,581	$2,937
Cash payments	(356)	—	—	(356)
Non-cash asset write-offs	—	—	(2,546)	(2,546)
Balance at December 31, 2024	$—	$—	$35	$35
___________

(1) Included in accrued expenses as of December 31, 2023. Refer to Note 9, "Accrued Expenses" included elsewhere in these consolidated financial statements.

The Company records costs associated with the restructuring initiatives once the relevant accounting criteria have been met. As of December 31, 2024, there were no accrued restructuring costs outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended December 31, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 9B. Other Information.

Insider Trading Arrangements

The table below shows the contracts, instructions or written plans adopted or terminated during the quarter ended December 31, 2024 providing for the purchase and/or sale of the Company's securities by the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act):

				Type of Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date(3)
Thomas J. Sternweis	Senior Vice President of Enterprise Development and Strategy	Adopt	12/12/2024	x		35,274	12/31/2025

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule10b5-1(c) under the Exchange Act.
(2) Non-Rule Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3) Each Plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the Plan have been executed; or (iii) such date the Plan is otherwise terminated according to its terms.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions “Proposal 1 Election of Directors”, “Delinquent Section 16(a) Reports”, and “Information Regarding the Board and Corporate Governance” in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance” in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Transactions with Related Persons and Indemnification” and “Information Regarding the Board and Corporate Governance” in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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

Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40378	3.1	5/11/2021
3.2	Amended and Restated Bylaws of the Company.	10-K	001-40378	3.2	3/16/2023
4.1	Form of Common Stock Certificate	10-K	001-40378	4.1	3/28/2022
4.2	Description of Capital Stock	10-K	001-40378	4.2	3/28/2022
10.1	Amended and Restated Investors’ Rights Agreement, dated as of June 11, 2018.	S-1	333-255150	10.1	4/9/2021
10.2+	2011 Stock Incentive Plan and forms of agreements thereunder.	S-1	333-255150	10.2	4/9/2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-255150	10.3	4/20/2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-255150	10.4	4/20/2021
10.5+	Non-Employee Director Compensation Policy.	S-1/A	333-255150	10.5	4/26/2021
10.6+	Form of Indemnity Agreement entered into by and between the Company and each director and executive officer.	S-1/A	333-255150	10.6	4/20/2021
10.7+	Amended and Restated Employment Agreement, dated April 26, 2021, by and between the Company and Jessica Warren.	S-1/A	333-255150	10.8	4/26/2021
10.8+	Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Brendan Sheehey.	S-1/A	333-255150	10.16	4/26/2021
10.9	Office Lease, dated as of July 8, 2015, by and between the Company and CV Latitude 34 LLC.	S-1	333-255150	10.17	4/9/2021
10.10	Warehouse Lease Agreement, dated as of November 16, 2016, by and between the Company and GLP US Management LLC (as successor in interest to PHI Donovan Land, LLC), as amended.	S-1	333-255150	10.18	4/9/2021
10.11+	Employment Agreement, dated April 22, 2022, by and between the Company and Steve Winchell.	10-Q	001-40378	10.1	5/13/2022
10.12+	Employment Agreement, dated April 13, 2023, by and between the Company and Katherine Barton.	10-Q	001-40378	10.1	5/9/2023

10.13+	Employment Agreement, dated August 31, 2023, by and between the Company and David Loretta.	10-Q	001-40378	10.1	11/8/2023
10.14	Credit Agreement dated January 25, 2023, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-40378	10.1	1/27/2023
10.15+	Separation Agreement and Release of Claims, dated January 10, 2023, by and between the Company and Nikolas Vlahos.	10-K	001-40378	10.5	3/16/2023
10.16+	Employment Agreement, dated January 9, 2023, by and between the Company and Carla Vernón.	10-K	001-40378	10.6	3/16/2023
10.17	2023 Inducement Plan	8-K	001-40378	10.1	3/16/2023
10.18	Form of Global RSU Award Grant Notice and Global RSU Award Agreement under the 2023 Inducement Plan	8-K	001-40378	10.2	3/16/2023
10.19†	Third Amended and Restated Contract Manufacturing Agreement, dated as of January 1, 2024 by and between the Company and Valor Brands LLC, a.k.a. Ontex North America.	10-K	001-40378	10.20	3/8/2024
10.20+	Employment Agreement, dated January 1, 2024, by and between the Company and Dorria Ball.	10-K	001-40378	10.21	3/8/2024
10.21+	Mutual Separation Agreement and Mutual Release of Claims between Jessica M. (Alba) Warren and The Honest Company, Inc., dated April 8, 2024	8-K	001-40378	10.1	4/9/2024
19.1	The Honest Company Insider Trading Policy.					X
21.1	List of Subsidiaries	10-K	001-40378	21.1	3/16/2023
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97*	The Honest Company, Inc. Clawback Policy	10-K	001-40378	97	3/8/2024
101.INS 101.SCH 101.CAL	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
† Pursuant to Item 601 (b)(10) of Regulation S-K, portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Honest Company, Inc.
Date: February 26, 2025	By:	/s/ Carla Vernón
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

Signature	Title	Date
/s/ Carla Vernón	Chief Executive Officer and Director	February 26, 2025
Carla Vernón	(Principal Executive Officer)
/s/ David Loretta	Executive Vice President, Chief Financial Officer	February 26, 2025
David Loretta	(Principal Financial and Accounting Officer)
/s/ Michael Barkley	Director	February 26, 2025
Michael Barkley
/s/ Katie Bayne	Director	February 26, 2025
Katie Bayne
/s/ Susan Gentile	Director	February 26, 2025
Susan Gentile
/s/ John R. Hartung	Director	February 26, 2025
John R. Hartung
/s/ Alissa Hsu Lynch	Director	February 26, 2025
Alissa Hsu Lynch
/s/ Andrea Turner	Director	February 26, 2025
Andrea Turner
/s/ Jessica Warren	Director	February 26, 2025
Jessica Warren
/s/ James D. White	Director	February 26, 2025
James D. White