Form 10-Q
period 2025-03-31
Honest Company, Inc.
filed 2025-05-07
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 110,237,061 shares of common stock, $0.0001 par value per share outstanding.

The Honest Company, Inc.

i.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part II, Item 1A, “Risk Factors,” and other factors set forth in other parts of this Quarterly Report on Form 10-Q as well as in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition, including our ability to achieve or maintain profitability; our ability to continue to launch new products; our ability to attract and retain customers; our ability to execute on and to continue driving benefit from our Transformation Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline; our marketing strategies; our continued focus on research, development and innovation; our expectations regarding consumer demand and the timing and amount of orders from our largest retail customers; the effect of macroeconomic factors, including supply chain disruptions, tariffs, and inflationary pressures; anticipated trends, growth rates, and challenges in our business and in the markets in which we operate; and our ability to execute on other business strategies, including strategic shift away from lower margin channels, plans and objectives of management for future operations.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$72,818	$75,435
Accounts receivable, net	42,759	43,476
Inventories	90,262	85,266
Prepaid expenses and other current assets	28,782	9,741
Total current assets	234,621	213,918
Operating lease right-of-use asset	15,599	17,239
Property and equipment, net	10,558	11,394
Goodwill	2,230	2,230
Intangible assets, net	216	235
Other assets	2,080	2,377
Total assets	$265,304	$247,393
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,782	$22,807
Accrued expenses	50,065	35,869
Deferred revenue	1,110	1,213
Total current liabilities	73,957	59,889
Long term liabilities
Operating lease liabilities, net of current portion	10,990	13,197
Total liabilities	84,947	73,086
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2025 and December 31, 2024, none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2025 and December 31, 2024; 110,488,696 and 109,159,697 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	662,284	659,488
Accumulated deficit	(481,938)	(485,192)
Total stockholders’ equity	180,357	174,307
Total liabilities and stockholders’ equity	$265,304	$247,393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2025	2024

Revenue	$97,250	$86,217
Cost of revenue	59,580	54,335
Gross profit	37,670	31,882
Operating expenses
Selling, general and administrative	21,041	22,420
Marketing	12,270	9,096
Research and development	1,852	1,681
Total operating expenses	35,163	33,197
Operating income (loss)	2,507	(1,315)
Interest and other income (expense), net	787	(63)
Income (loss) before provision for income taxes	3,294	(1,378)
Income tax provision	40	25
Net income (loss)	$3,254	$(1,403)
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	109,552,550	96,273,168
Diluted	114,571,119	96,273,168

Comprehensive income (loss)	$3,254	$(1,403)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2023	95,868,421	$9	$602,198	$(479,068)	$—	$123,139
Net loss	—	—	—	(1,403)	—	(1,403)
Stock options exercised	126,000	—	508	—	—	508
Stock-based compensation	—	—	2,523	—	—	2,523
Vested restricted stock units	1,174,282	—	—	—	—	—
Balances at March 31, 2024	97,168,703	$9	$605,229	$(480,471)	$—	$124,767

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2024	109,159,697	$11	$659,488	$(485,192)	$—	$174,307
Net income	—	—	—	3,254	—	3,254
Stock options exercised	75,000	—	384	—	—	384
Stock-based compensation	—	—	2,412	—	—	2,412
Vested restricted stock units	1,253,999	—	—	—	—	—
Balances at March 31, 2025	110,488,696	$11	$662,284	$(481,938)	$—	$180,357

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$3,254	$(1,403)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	717	717
Stock-based compensation	2,412	2,523
Amortization of operating ROU assets	1,640	1,593
Other	1,122	(2,111)
Changes in assets and liabilities:
Accounts receivable, net	738	2,559
Inventories	(5,768)	1,117
Prepaid expenses and other assets	902	471
Accounts payable, accrued expenses and other long-term liabilities	(5,757)	(2,873)
Deferred revenue	(103)	(269)
Operating lease liabilities	(2,095)	(1,988)
Net cash (used in) provided by operating activities	(2,938)	336
Cash flows from investing activities
Purchases of property and equipment	(62)	(76)
Net cash used in investing activities	(62)	(76)
Cash flows from financing activities
Proceeds from exercise of stock options	384	508
Payments on finance lease liabilities	(1)	(10)
Net cash provided by financing activities	383	498
Net (decrease) increase in cash and cash equivalents	(2,617)	758
Cash and cash equivalents
Beginning of the period	75,435	32,827
End of the period	$72,818	$33,585

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$—	$1

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024. The condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances.
Certain reclassifications to the Company's previously reported financial information have been made to conform to the current period presentation. The Company made reclassifications to the condensed consolidated statement of cash flows, including a reclassification of $1.6 million was made from "Other" to "Amortization of operating right-of-use ("ROU") assets" in the "adjustments to reconcile net loss to net cash provided by (used in) operating activities" section of the consolidated statements of cash flow for the three months ended March 31, 2024 to conform to the current year presentation, among other immaterial reclassifications.

Segment Reporting and Geographic Information

The Company’s principal business primarily focuses on creating cleanly-formulated and sustainably-designed products. The Company’s Chief Executive Officer (“CEO”), as the chief operating decision maker (“CODM”), organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. All of the Company’s long-lived assets are located in the United States and substantially all of the Company’s revenue is from customers located in the United States.

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

The Company does not regularly provide the CODM with more detailed segment expense information beyond what is included in the condensed consolidated statements of comprehensive income (loss). The significant expense categories which are used to manage operations are those reflected in the Company's condensed consolidated statements of comprehensive income (loss). Refer to the condensed consolidated statements of comprehensive income (loss) included in the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of March 31, 2025 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable are presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the amortized cost. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may have an impact on the Company's customers' ability to pay. The allowance for credit losses was $0.4 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The adoption of ASU No. 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

Direct-to-Consumer

For direct sales to the consumer through the Company's website, Honest.com, the Company's performance obligation consists of the sale of finished goods to the consumer. Consumers may purchase products at any time or enter into subscription arrangements. Consumers place orders online in accordance with the Company's standard terms and conditions and authorize payment when the order is placed. Credit cards are charged at the time of shipment and payments are typically processed within two to three business days. For subscription arrangements, consumers sign up to receive products on a periodic basis. Subscriptions are cancellable at any time without penalty, and no amounts are collected from the consumer until products are shipped. Revenue is recognized when transfer of control to the consumer takes place, which is when the product is delivered to the carrier. Sales taxes collected from consumers are accounted for on a net basis and are excluded from revenue. Revenue generated from Honest.com was 11% and 15%, respectively, of the Company's total revenue during the three months ended March 31, 2025 and 2024.

Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets, and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the three months ended March 31, 2025, the Company did not enter into any new trade agreements.

For the three months ended March 31, 2025 and 2024, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to marketing expense in the condensed consolidated statements of comprehensive income (loss) as they become determinable. For the three months ended March 31, 2025 and 2024, the Company recorded no impairment losses related to these credits and used an aggregate of $0.4 million and $19 thousand of credits, respectively.

4.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$55,865	$—	$—	$55,865
Total cash equivalents	$55,865	$—	$—	$55,865

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$55,280	$—	$—	$55,280
Total cash equivalents	$55,280	$—	$—	$55,280

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

5.     Credit Facilities

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2025 and 2024, the commitment fee incurred was immaterial. As of March 31, 2025, there were $2.5 million of outstanding letters of credit and $30.3 million available to be drawn upon. As of March 31, 2025, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of March 31, 2025, the Company is in compliance with all covenants under the 2023 Credit Facility.

6.     Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
(In thousands)
Payroll and payroll related expenses(1)	$2,731	$8,410
Accrued inventory purchases	13,168	13,095
Accrued returns	48	102
Accrued rent(2)	8,652	8,541
Accrued securities litigation settlement(3)	20,000	—
Other accrued expenses	5,466	5,721
Total accrued expenses	$50,065	$35,869
____________________

(1) Includes $27 thousand and $0.3 million of executive transition related expenses as of March 31, 2025 and December 31, 2024, respectively.
(2) Represents short-term operating lease liabilities. Refer to Note 11, "Leases" included in these consolidated financial statements for more information on leases.
(3) The accrued securities litigation settlement will be fully funded by the Company’s insurance carriers. Refer to Note 7, "Commitments and Contingencies" included in these consolidated financial statements for more information regarding the securities litigation settlement.

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

On September 23, 2020, the Center for Advanced Public Awareness (“CAPA”) served a 60-Day Notice of Violation on the Company, alleging that the Company violated California’s Health and Safety Code (“Prop 65”) because of the amount of lead in the Company’s Diaper Rash Cream and seeking statutory penalties and product warnings available under Prop 65. On October 22, 2021, CAPA filed a complaint in California Superior Court in the County of San Francisco (the “Court”) for the alleged Prop 65 violations contained in its 60-Day Notice of Violation. The Company filed its answer and notice of related cases against Prestige Consumer Healthcare, Inc., Burt's Bees, Inc., and Hain Celestial Group, Inc. on January 7, 2022 and has stipulated to relate these cases and transfer them to the Court's Complex Division. On April 30, 2024, the Company filed its motion for summary judgment. On January 23, 2025, the Court granted the Company's motion for summary judgment. On April 8, 2025, CAPA served its Notice of Appeal in the matter. The Company intends to vigorously defend itself in this matter. The matter’s outcome and materiality are uncertain at this time. Therefore, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in this matter.

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s initial public offering (“IPO”) (“Securities Litigation Case”). A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022, alleging claims and seeking relief under Sections 11 and 15 of the Securities Act of 1933 relating to the Company’s IPO. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On May 1, 2023, the Lead Plaintiff’s motion for class certification in the consolidated class action was granted in part and denied in part, with the U.S. District Court for the Central District of California limiting the certified class to only those persons and entities that purchased or otherwise acquired the Company’s publicly traded common stock pursuant and traceable to the Company’s IPO offering documents prior to August 19, 2021, as well as all persons and entities that acquired ownership of a trading account, retirement account, or any other similar investment account or portfolio containing the Company’s publicly traded common stock that was purchased or otherwise acquired pursuant and traceable to the IPO offering documents prior to August 19, 2021, and were damaged thereby. On August 14, 2023, the Lead Plaintiff filed an amended consolidated class action complaint naming as additional defendants Catterton Management Company L.L.C., L Catterton VIII, L.P., L. Catterton VIII Offshore, L.P., THC Shared Abacus, LP, Catterton Managing Partner VIII, L.L.C., and C8 Management, L.L.C. On October 16, 2023, those additional defendants filed a motion to dismiss the amended consolidated complaint with respect to the claims against them. On January 31, 2024, that motion to dismiss was granted by the court to the extent those additional defendants challenged the claims as untimely. The court granted Lead Plaintiff leave to amend within fourteen days of that order. On February 14, 2024, the Lead Plaintiff filed a second amended consolidated complaint against the additional defendants. The additional defendants filed a motion to dismiss the second amended consolidated complaint, which was denied by the court on April 22, 2024. On January 21, 2025, the parties filed a joint stipulation stating that they had reached an agreement in principle to fully settle all pending claims in the action and asking the court to stay the case so the parties could have additional time to negotiate the terms of a formal stipulation of settlement and related documentation. The court entered an order staying the case on the same day. On April 14, 2025, the court preliminarily approved the parties’ settlement. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all claims against the defendants in the second amended consolidated complaint, we have agreed to pay $20,000,000 to resolve the dispute, to be fully funded by the Company’s insurance carriers. The Company has recorded the settlement amount of $20,000,000 within accrued expenses and a corresponding insurance recovery of $20,000,000 within prepaids and other current assets related to the legal settlement on the consolidated balance sheet as of March 31, 2025. The determination that the recorded insurance recovery receivable is probable of collection is based on the terms of the applicable insurance policies, settlement agreement, and communications with the insurers. The proposed settlement does not constitute an admission of fault or wrongdoing by the Company, the named individual defendants, or the underwriters. The proposed settlement remains subject to final approval by the Court and certain other conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement.

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

As of March 31, 2025 and December 31, 2024, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of March 31, 2025 and December 31, 2024, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

8.     Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2024	4,985,886	$5.41
Granted	—	$—
Exercised	(75,000)	$5.13
Forfeited/Cancelled	(650,750)	$5.13
Outstanding at March 31, 2025	4,260,136	$5.45

2021 Equity Incentive Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. All equity-based awards granted on or after the effectiveness of the 2021 Plan are granted under the 2021 Plan. The 2021 Plan provides for grants of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any of its affiliates’ employees and consultants. Initially, the maximum number of shares of the Company’s common stock that may be issued under its 2021 Plan will not exceed 25,025,580 shares of the Company’s common stock. In addition, the number of shares of the Company’s common stock reserved for issuance under its 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors prior to the date of the increase. On January 1, 2025, 4,356,092 additional shares were reserved for issuance pursuant to this provision. The maximum number of shares of the Company’s common stock that may be issued on the exercise of ISOs under its 2021 Plan is 75,100,000 shares.

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “2023 Inducement Plan”). The 2023 Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the 2023 Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of March 31, 2025, there were 159,961 shares available for future grant under the 2023 Inducement Plan.

On March 16, 2025, the Company granted 115,122 RSUs to the Senior Vice President of Supply Chain under the 2023 Inducement Plan.

The following table summarizes the RSU activity under the 2021 Equity Incentive Plan and the 2023 Inducement Plan:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2024	726,573	6,956,604	$2.70	$2.81
Granted	39,061	2,225,086	$6.93	$5.10
Vested	(9,764)	(1,244,235)	$6.93	$3.16
Forfeited	—	(85,230)	$—	$3.81
Unvested RSUs at March 31, 2025	755,870	7,852,225	$2.86	$3.39

As of March 31, 2025, there was $26.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The Company authorized the issuance of 1,175,000 shares of common stock under the 2021 ESPP. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031 by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,525,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2025, 1,089,023 additional shares were reserved for issuance pursuant to this provision. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase common stock at a discounted price per share.

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the three months ended March 31, 2025, shares were purchased under the 2021 ESPP. As of March 31, 2025, the Company had 3,616,908 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

For the three months ended March 31, 2025
Expected life of options (in years)	0.50
Expected stock price volatility	70.18%
Risk free interest rate	4.44%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$2.56

Stock-Based Compensation Expense
Stock-based compensation expense related to RSU awards under the 2021 Equity Incentive Plan and the 2023 Inducement Plan, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended March 31,
	2025	2024
(In thousands)
Selling, general and administrative	$2,241	$2,413
Research and development	171	110
Total stock-based compensation expense	$2,412	$2,523

9.     Net Income (Loss) per Share Attributable to Common Stockholders

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	For the three months ended March 31,
(In thousands, except for share and per share values)	2025	2024
Numerator:
Net income (loss)	$3,254	$(1,403)
Net income (loss) attributable to common stockholders — basic	$3,254	$(1,403)
Net income (loss) attributable to common stockholders - diluted	$3,254	$(1,403)

Denominator:
Weighted average shares of common stock outstanding — basic	109,552,550	96,273,168
Add: effect of dilutive RSUs	4,727,055	—
Add: effect of dilutive stock options	291,514	—
Weighted average shares of common stock outstanding - diluted	114,571,119	96,273,168

Net income (loss) per share, attributable to common shareholders:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended March 31,
	2025	2024
Stock options to purchase common stock	51,000	13,161,255
Unvested restricted stock units	310,362	11,718,223
Employee stock purchase plan	20,753	71,142
Total	382,115	24,950,620

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

During the three months ended March 31, 2025 and 2024, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive income (loss).

11.    Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases, which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than three years.

The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Finance lease expense:
Amortization	$—	$7
Operating lease expense:
Operating lease expense(1)	1,792	1,792
Sublease income	(501)	(501)
Total lease expense, net	$1,291	$1,298
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

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	March 31, 2025

Operating lease assets	Operating lease right-of-use asset	$15,599
Total lease assets		$15,599
Liabilities
Current
Operating lease liabilities	Accrued expenses	8,652
Non-current
Operating lease liabilities	Operating lease liabilities, net of current portion	10,990
Total lease liabilities		$19,642

Supplemental information related to the Company’s leases for the three months ended March 31, 2025 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	—
Operating leases	2.3
Weighted-average discount rate
Finance leases	—%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in operating leases	$2,095
Financing cash flows used in finance leases	$1

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the three months ended March 31, 2025 for either finance or operating leases.

12.     Subsequent Events

On April 14, 2025, the court preliminarily approved the parties’ settlement in the Securities Litigation Case. Refer to Note 7, "Commitments and Contingencies" included in these consolidated financial statements for more information regarding the Securities Litigation Case settlement.

On May 7, 2025, the Company announced the appointment of Curtiss Bruce as the Company’s Chief Financial Officer, effective June 2, 2025 (the “Effective Date”). A copy of the Bruce Employment Agreement is attached as Exhibit 10.1 to this Quarterly Report. Mr. Loretta will retire as of the Effective Date from his current role as Chief Financial Officer of the Company, and his employment with the Company will terminate on June 16, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” “the Company” and “Honest” refer to The Honest Company, Inc. and its consolidated subsidiaries.

 Overview

The Honest Company, Inc. (“Honest” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”) is a personal care company dedicated to creating cleanly-formulated and sustainably-designed products. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch in 2012, we have been dedicated to developing clean, sustainable, effective and thoughtfully-designed products. By doing so with transparency, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We are an omnichannel brand, seeking to ensure our products are available wherever our consumers shop. Our differentiated platform positions us for continued growth through our trusted brand, award-winning multi-category product offerings and omnichannel availability.

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

Our omnichannel presence seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and availability. Since our launch, we have built a well-integrated omnichannel presence by expanding our product availability, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. We maintain direct relationships with our consumers via our flagship digital platform, Honest.com, which allows us to influence brand experience and better understand consumer preferences and behavior. We also increase the availability of our products to more consumers through our leading retailers and their websites, and third-party ecommerce sites. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe are not easily replicated by our competitors.

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

Ability to Execute Increasing Physical Availability

The core of our growth strategy centers around increasing physical availability of our products through expanded stores, doors, aisles, shelves and facings. While we have made significant progress in our distribution gains, we are still under indexed compared to competition. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. With the higher costs of shipping and fulfillment activities related to our DTC business and other related costs, we will continue to shift our focus and investments towards more efficient and scalable distribution models with our current retail and digital customers. As we move forward beyond 2025, we will gradually transition away from Honest.com as a shipping and fulfillment channel, while ensuring the site remains a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase offsite. We will continue to pursue partnerships with a wide variety of retailers, including mass retailers, online retailers, club retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period.

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

Ability to Grow Our Brand Awareness

Our brand is integral to the growth of our business and is essential to our ability to engage and stay connected with the growing clean products consumer market. In order to increase the share of wallet of our existing consumers and to attract new consumers, our brand has to maintain its trustworthiness and authenticity. Our ability to attract new consumers will depend on, among other things, the efficacy of our marketing efforts, our ability to successfully produce products that are free of defects and our ability to communicate the value of those products as cleanly-formulated and sustainably-designed and effective and the offerings of our competitors. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Honest and our product portfolio. We believe our brand strength will enable us to continue to launch new products, allowing us to deepen relationships with consumers. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the product categories in which we operate.

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients. Based in Los Angeles, California, our research and development team, including experts in chemistry and toxicology, develop innovative cleanly-formulated products based on the latest green technology. At Honest, product innovation is top of mind. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to continue to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and natural product categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation. We are also committed to bringing our Honest Standard to new products where we believe there is a need for a higher standard for clean personal care.

Overall Macro Trends

We believe consumers’ increasing interest in cleanly-designed products and purpose-driven companies has contributed to higher demand for certain products, which we believe we are strategically positioned to benefit from. At the same time, changes in macro-level trends, including as a result of global pandemics, changing consumer attitudes or behavior or other macroeconomic conditions, such as inflation, tariffs or supply chain disruptions, have resulted and could in the future result in fluctuations in our operating results.

Business Operations

Global economic and political uncertainty have increased due to the impact of continued inflationary pressures, adverse impact on confidence in financial markets and geopolitical events, including recently imposed tariffs on certain foreign goods and the possibility of expanding the tariffs to capture other types of goods. Additionally, the extent of the impact of macroeconomic trends on the Company’s operational and financial performance in the future will depend on future developments. Prolonged unfavorable economic conditions, including as a result of changing consumer attitudes or behaviors or other macroeconomic conditions, such as rising inflation and interest rates, tariffs, supply chain disruptions, trade disputes, foreign exchange volatility, financial market instability and any resulting recession or slowed economic growth, have had and may continue to have an adverse effect on our sales and profitability. All of these factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions, specifically inflationary pressures, which has adversely affected our supply chain in regards to cost of revenue. We have experienced and anticipate continued increases in product costs and labor costs due to inflationary pressures and higher transportation costs from ocean container delivery, which has in the past and could continue to hamper our ability to drive margin expansion. In addition, current or future tariffs or other restrictive trade measures may raise the cost of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. We have taken measures to bolster key aspects of our supply chain, such as ensuring sufficient inventory to support our continued growth, minimizing lead times for raw materials, and implementing a robust cost-savings program, as part of our Operating Discipline Transformation Pillar. We expect to continue to receive fulfillment costs savings due to warehouse and labor operational efficiencies gained with our Las Vegas, Nevada fulfillment center partner. If we are not successful in negotiating future renewals with our other fulfillment partner such that these renewals are at increased costs to us, our business, financial condition, results of operations and prospects could be adversely affected. Additionally, we have experienced purchase price increases from our third-party manufacturers in the past and could face escalation of purchase costs and cost of revenue in the future.

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

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we have in the past and expect to incur in the future additional inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory. For the three months ended March 31, 2025, we recorded an inventory write-down of $3.2 million, inclusive of overhead costs and tariffs, which included a $3.0 million write-

down related to our new diaper renovation as we transition our new diaper products and replace our prior diaper products in the marketplace, which is included in cost of revenue on the consolidated statements of comprehensive income (loss).

In connection with the termination of the Likeness Agreement with Jessica Warren, as part of Ms. Warren's departure from her Chief Creative Officer position, after April 4, 2025 we are prohibited from selling existing inventory that uses certain specified licensed intellectual property on its packaging, which resulted in inventory write-offs in the past and may result in future inventory write-offs.

Supplier Services Agreement

In August 2022, we entered into a supplier services agreement with Butterblu, LLC (“Butterblu”) pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us. As part of the supplier services agreement, we have agreed to purchase and own inventory for the term of the supplier service agreement, which is until December 31, 2026, unless terminated sooner. We are currently in discussions with Butterblu regarding our respective obligations under the supplier services agreement. Butterblu continues to operate and maintain our baby apparel offerings independently through the honestbabyclothing.com website under our supplier services agreement and its sales are reflected as revenue in our condensed consolidated statements of comprehensive income (loss). These discussions could result in termination of the supplier services agreement prior to its termination date, potential disputes over the terms of termination, and costs to us related to the inventory we agreed to purchase and own for the term of the agreement. In addition, any loss of the relationship with Butterblu may negatively impact sales of our baby apparel, which will adversely affect our results of operations.

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

Marketing

Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production, consumer insights research, and other public relations and promotional initiatives. Given higher costs in digital marketing and increased retail distribution, we have shifted the focus of our marketing spend towards supporting retail marketing programs and top of funnel marketing activities. We will continue to invest in marketing initiatives in our best-selling products with key retailers, as well as expand brand awareness, introduce new product innovation across multiple product categories and implement new marketing strategies. As we launch new products, we expect to make marketing investments to build brand awareness, drive trial and set the foundation for future revenue growth.

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

Results of Operations

The following table sets forth our condensed consolidated statements of comprehensive income (loss) data for each of the periods indicated:

	For the three months ended March 31,
	2025	2024
(In thousands)
Revenue	$97,250	$86,217
Cost of revenue	59,580	54,335
Gross profit	37,670	31,882
Operating expenses
Selling, general and administrative(1)	21,041	22,420
Marketing	12,270	9,096
Research and development(1)	1,852	1,681
Total operating expenses	35,163	33,197
Operating income (loss)	2,507	(1,315)
Interest and other income (expense), net	787	(63)
Income (loss) before provision for income taxes	3,294	(1,378)
Income tax provision	40	25
Net income (loss)	$3,254	$(1,403)
__________________________
(1)    Includes stock-based compensation expense as follows:

	For the three months ended March 31,
	2025	2024
(In thousands)
Selling, general and administrative	$2,241	$2,413
Research and development	171	110
Total	$2,412	$2,523

The following table sets forth our condensed consolidated statements of comprehensive income (loss) data expressed as a percentage of revenue*:

	For the three months ended March 31,
	2025	2024
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	61.3	63.0
Gross profit	38.7	37.0
Operating expenses
Selling, general and administrative	21.6	26.0
Marketing	12.6	10.6
Research and development	1.9	1.9
Total operating expenses	36.2	38.5
Operating income (loss)	2.6	(1.5)
Interest and other income (expense), net	0.8	(0.1)
Income (loss) before provision for income taxes	3.4	(1.6)
Income tax provision	—	—
Net income (loss)	3.3%	(1.6)%
______________

* Amounts may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	For the three months ended March 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Revenue	$97,250	$86,217	$11,033	12.8%

Revenue was $97.3 million for the three months ended March 31, 2025, as compared to $86.2 million for the three months ended March 31, 2024. The increase of $11.0 million, or 12.8%, was primarily due to an increase in wipes revenue of $9.7 million and an increase in baby personal care revenue of $2.6 million.

Cost of Revenue and Gross Profit

	For the three months ended March 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Cost of revenue	$59,580	$54,335	$5,245	9.7%
Gross profit	$37,670	$31,882	$5,788	18.2%

Cost of revenue was $59.6 million for the three months ended March 31, 2025, as compared to $54.3 million for the three months ended March 31, 2024. The increase of $5.2 million, or 9.7%, was primarily driven by an increase in product costs due to sales volume growth and an increase in inventory reserve related to our new diaper renovation, partially offset by supply chain cost savings. Cost of revenue as a percentage of revenue decreased by 176 basis points compared to the three months ended March 31, 2024.

Gross profit was $37.7 million for the three months ended March 31, 2025, as compared to $31.9 million for the three months ended March 31, 2024. The increase of $5.8 million, or 18.2%, was primarily related to sales volume growth, supply chain cost savings, and product mix, partially offset by the increase in inventory reserve related to our new diaper renovation, which is included in cost of revenue.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended March 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$21,041	$22,420	$(1,379)	(6.2)%

Selling, general and administrative expenses were $21.0 million for the three months ended March 31, 2025, as compared to $22.4 million for the three months ended March 31, 2024. The decrease of $1.4 million, or 6.2%, was primarily due to a $0.6 million decrease in general administrative expenses, a $0.5 million decrease in donation expense and a $0.3 million decrease in legal expenses. Selling, general and administrative expenses as a percentage of revenue decreased 4.4% as compared to the three months ended March 31, 2024.

Marketing Expenses

	For the three months ended March 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Marketing	$12,270	$9,096	$3,174	34.9%

Marketing expenses were $12.3 million for the three months ended March 31, 2025, as compared to $9.1 million for the three months ended March 31, 2024. The increase of $3.2 million, or 34.9%, was primarily due to a $1.6 million increase in digital brand advertising and a $1.5 million increase in retail marketing. Marketing expenses as a percentage of revenue increased 2.1% as compared to the three months ended March 31, 2024.

Research and Development Expenses

	For the three months ended March 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Research and development	$1,852	$1,681	$171	10.2%

Research and development expenses were $1.9 million for the three months ended March 31, 2025, as compared to $1.7 million for the three months ended March 31, 2024. Research and development expenses as a percentage of revenue decreased 0.05% as compared to the three months ended March 31, 2024.

Interest and Other Income (Expense), Net

	For the three months ended March 31,
	2025	2024	$ change
(In thousands, except percentages)
Interest income (expense), net	$615	$(25)	$640
Other income (expense), net	172	(38)	210
Interest and other income (expense), net	$787	$(63)	$850

Interest and other income (expense), net was net income of $0.8 million for the three months ended March 31, 2025, as compared to net expense of $0.1 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $72.8 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our condensed consolidated financial statements. We will need to generate sufficient cash from operations or raise additional capital to meet our long-term working capital and capital expenditure needs. We also have availability under our 2023 Credit Facility, which was not drawn as of March 31, 2025.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2025, the commitment fee incurred was immaterial. As of March 31, 2025, there were $2.5 million of outstanding letters of credit and $30.3 million available to be drawn upon. As of March 31, 2025, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of March 31, 2025, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 5 “Credit Facilities” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
(In thousands)	2025	2024
Net cash (used in) provided by operating activities	$(2,938)	$336
Net cash used in investing activities	$(62)	$(76)
Net cash provided by financing activities	$383	$498

Operating Activities

Our largest source of operating cash is from the sales of our products to our consumers and customers. Our primary uses of cash from operating activities are for cost of revenue, selling, general and administrative expenses, marketing expenses and research and development expenses. We have in the three months ended March 31, 2025 and in the past generated negative cash flows from operating activities and have in the past supplemented working capital requirements through net proceeds from the sale and maturity of short-term investments.

Net cash used in operating activities of $2.9 million for the three months ended March 31, 2025 was primarily due to a net decrease in cash related to changes in operating assets and liabilities of $12.1 million, partially offset by non-cash adjustments of $5.9 million and net income of $3.3 million. Change in inventory reserves and accounts receivable reserves and utilization of marketing credits are included in "other" in the accompanying condensed consolidated statements of cash flows. Changes in cash flows related to operating assets and liabilities primarily consisted of a $5.8 million increase in inventory, a $5.8 million decrease in accounts payable and accrued expenses due to timing of employee related expenses, a $2.1 million use of cash due to operating lease obligations, partially offset by a $0.9 million decrease in prepaid expenses and other assets and a $0.7 million decrease in accounts receivable. Non-cash adjustments primarily consisted of stock-based compensation of $2.4 million, amortization of operating ROU assets of $1.6 million, change in inventory reserves of $0.8 million, depreciation and amortization of $0.7 million and utilization of marketing credits of $0.4 million.

Net cash provided by operating activities of $0.3 million for the three months ended March 31, 2024 was primarily due to non-cash adjustments of $2.7 million, partially offset by a net loss of $1.4 million and a net decrease in cash related to changes in operating assets and liabilities of $1.0 million. Non-cash adjustments primarily consisted of change in inventory reserves of $2.1 million, which is included in "other" in the accompanying consolidated statements of cash flows, stock-based compensation of $2.5 million, amortization of operating ROU assets of $1.6 million and depreciation and amortization of $0.7 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $1.1 million decrease in inventory, a $2.6 million decrease in accounts receivable due to improved collections and a $0.5 million decrease in prepaid expenses and other assets, partially offset by uses of cash including $2.9 million higher accounts payable and accrued expenses due to timing of payments to vendors and a $2.0 million use of cash due to operating lease obligations.

Investing Activities

Our primary source of investing cash historically has been the sale and maturity of short-term investments. Our primary use of investing cash historically has been the purchase of short-term investments and currently is property and equipment.

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2025 was due to purchases of property and equipment.

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2024 was due to purchases of property and equipment of $0.1 million.

Financing Activities

Our financing activities primarily consisted of proceeds from sales of securities, proceeds from stock option award exercises and principal payments of financing lease obligations.

Net cash provided by financing activities of $0.4 million for the three months ended March 31, 2025 consisted primarily of $0.4 million of proceeds from stock option award exercises.

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

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; and (6) founder and former Chief Creative Officer (“CCO”) transition expenses.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) it does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as founder/CCO transition expenses. In addition, our use of adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial measures, including our revenue, net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented:

	For the three months ended March 31,
(In thousands)	2025	2024
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$3,254	$(1,403)
Interest and other (income) expense, net	(787)	63
Income tax provision	40	25
Depreciation and amortization	717	717
Stock-based compensation	2,412	2,523
Securities litigation expense	1,036	402
Founder/CCO transition expense(1)	—	158
Payroll tax expense related to stock-based compensation	257	157
Adjusted EBITDA	$6,929	$2,642
__________________

(1) Includes separation costs related to the termination of our former founder and CCO.

Material Cash Requirements

As of March 31, 2025, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates from those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended March 31, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•International trade disputes and the U.S. government’s trade policy, including recently enacted tariffs and potential new tariffs, could adversely affect our business, financial condition, results of operations and prospects.
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

International trade disputes and the U.S. government’s trade policy, including recently enacted tariffs and potential new tariffs could adversely affect our business, financial condition, results of operations and prospects.

International trade disputes or changes in government priorities could result in tariffs and other protectionist measures that could adversely affect our business. Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Countries may also adopt other protectionist measures that could limit our ability to offer our products. The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which could adversely impact our business.

The U.S. government has adopted, and indicated its intent to continue to adopt, a new approach to trade policy, and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. Although the tariffs that have been initiated as of March 31, 2025 have not had a material impact on our operating results, to the extent that significant additional tariffs are imposed including the new tariffs being imposed under the new presidential administration they could have a material impact on our operating results. In April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including an additional tariff of 145% on certain goods imported from China, and a 25% tariff on certain goods imported from Mexico and Canada. Certain products, such as our baby wipes, are imported from China, our diapers are imported from Mexico and certain other components of our products are sourced from other countries and could be subject to the new tariffs. The imposition of tariffs, including the April 2025 tariffs and certain tariffs in the past, have led costs on products from China to increase, including our wipes products, and other new tariffs imposed by the United States could cause costs to increase further, which could lead to price increases on these products, which may not be absorbed by consumers or may lead to decreased demand; or any such tariffs could require a shift in manufacturing location, which could have an adverse effect on results of operations and could introduce uncertainty, including on product quality, with a new manufacturer. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products on expected timelines or if any price increases are poorly received by our consumers. Any attempt to mitigate the adverse effects of these tariffs may not be successful.

We cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies may exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also adversely impact demand for our products, our costs, our consumers, our suppliers, and limit our access to capital, which in turn could have an adverse effect on our business, financial condition, results of operations and prospects. Ongoing tariff, trade restrictions and macroeconomic uncertainty also may contribute to volatility in the price of our common stock.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in the section titled “Risk Factors” included in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

None of our officers or directors entered into a 10b5-1 trading plan during the three months ended March 31, 2025. The sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorized the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of time-vesting or performance-vesting restricted stock units and the related issuance of shares of Common Stock. The amount of shares of Common Stock to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of Company shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable time-vesting or performance-vesting restricted stock units and the officer’s termination of service.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation, as currently in effect (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on May 11, 2021).

3.2
Amended and Restated Bylaws, as currently in effect (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on March 12, 2025).

10.1	Employment Agreement, dated April 17, 2025, by and between the Company and Curtiss Bruce.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

The Honest Company, Inc.
Date: May 7, 2025	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 7, 2025	By:	/s/ David Loretta
David Loretta Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)