Form 10-Q
period 2025-09-30
Honest Company, Inc.
filed 2025-11-05
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 111,790,674 shares of common stock, $0.0001 par value per share outstanding.

The Honest Company, Inc.

i.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part II, Item 1A, “Risk Factors,” and other factors set forth in other parts of this Quarterly Report on Form 10-Q as well as in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition, including our ability to achieve or maintain profitability; our ability to continue to launch new products; our ability to attract and retain customers; our ability to execute on and to continue driving benefits from our Transformation Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline; our ability to successfully implement, execute, and derive benefits from our Powering Honest Growth program (as defined below); our tariff mitigation strategy; our pricing, marketing, and distribution strategies; our continued focus on research, development and innovation; our expectations regarding consumer demand or behavior and the timing and amount of orders from our largest customers; the effect of macroeconomic factors, including supply chain disruptions, tariffs, and inflationary pressures; anticipated trends, growth rates, and challenges in our business and in the markets in which we operate; and our ability to execute on other business strategies, including strategic shift away from lower margin channels, plans and objectives of management for future operations.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$71,453	$75,435
Accounts receivable, net	43,253	43,476
Inventories	93,853	85,266
Prepaid expenses and other current assets	7,599	9,741
Total current assets	216,158	213,918
Operating lease right-of-use asset	12,281	17,239
Property and equipment, net	9,331	11,394
Goodwill	2,230	2,230
Intangible assets, net	181	235
Other assets	1,358	2,377
Total assets	$241,539	$247,393
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,717	$22,807
Accrued expenses	26,231	35,869
Deferred revenue	925	1,213
Total current liabilities	44,873	59,889
Long term liabilities
Operating lease liabilities, net of current portion	6,481	13,197
Total liabilities	51,354	73,086
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2025 and December 31, 2024, none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2025 and December 31, 2024; 112,123,757 and 109,159,697 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	667,484	659,488
Accumulated deficit	(477,310)	(485,192)
Total stockholders’ equity	190,185	174,307
Total liabilities and stockholders’ equity	$241,539	$247,393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Revenue	$92,571	$99,237	$283,280	$278,503
Cost of revenue	58,082	60,841	173,369	172,613
Gross profit	34,489	38,396	109,911	105,890
Operating expenses
Selling, general and administrative	17,679	23,427	59,072	72,277
Marketing	14,796	13,170	39,617	33,778
Research and development	1,701	1,742	5,514	5,137
Total operating expenses	34,176	38,339	104,203	111,192
Operating income (loss)	313	57	5,708	(5,302)
Interest and other income (expense), net	555	127	2,370	44
Income (loss) before provision for income taxes	868	184	8,078	(5,258)
Income tax provision	110	19	195	56
Net income (loss)	$758	$165	$7,883	$(5,314)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.00	$0.07	$(0.05)
Diluted	$0.01	$0.00	$0.07	$(0.05)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	111,839,451	100,690,486	110,802,832	98,688,196
Diluted	113,709,908	104,588,417	114,115,977	98,688,196

Comprehensive income (loss)	$758	$165	$7,883	$(5,314)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2023	95,868,421	$9	$602,198	$(479,068)	$123,139
Net loss	—	—	—	(1,403)	(1,403)
Stock options exercised	126,000	—	508	—	508
Stock-based compensation	—	—	2,523	—	2,523
Vested restricted stock units	1,174,282	—	—	—	—
Balances at March 31, 2024	97,168,703	$9	$605,229	$(480,471)	$124,767
Net loss	—	—	—	(4,077)	(4,077)
Stock-based compensation	—	—	8,905	—	8,905
Vested restricted stock units	2,924,878	—	—	—	—
Shares issued under employee stock purchase plan	63,393	—	86	—	86
Balances at June 30, 2024	100,156,974	$9	$614,220	$(484,548)	$129,681
Net Income	—	—	—	165	165
Stock options exercised	460,000	—	1,856	—	1,856
Stock-based compensation	—	—	2,166	—	2,166
Vested restricted stock	586,865	1	(1)	—	—
Balances at September 30, 2024	101,203,839	$10	$618,241	$(484,383)	$133,868

The Honest Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2024	109,159,697	$11	$659,488	$(485,192)	$174,307
Net income	—	—	—	3,254	3,254
Stock options exercised	75,000	—	384	—	384
Stock-based compensation	—	—	2,412	—	2,412
Vested restricted stock units	1,253,999	—	—	—	—
Balances at March 31, 2025	110,488,696	$11	$662,284	$(481,938)	$180,357
Net income	—	—	—	3,870	3,870
Stock-based compensation	—	—	2,716	—	2,716
Vested restricted stock units	1,093,352	—	—	—	—
Shares issued under employee stock purchase plan	18,189	—	85	—	85
Balances at June 30, 2025	111,600,237	$11	$665,085	$(478,068)	$187,028
Net income	—	—	—	758	758
Stock-based compensation	—	—	2,399	—	2,399
Vested restricted stock units	523,520	—	—	—	—
Balances at September 30, 2025	112,123,757	$11	$667,484	$(477,310)	$190,185

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$7,883	$(5,314)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,180	2,132
Stock-based compensation	7,526	13,593
Amortization of operating ROU assets	4,957	4,815
Other	2,679	3,329
Changes in assets and liabilities:
Accounts receivable, net	437	6,621
Inventories	(10,828)	(2,691)
Prepaid expenses and other assets	2,747	(1,143)
Accounts payable, accrued expenses and other long-term liabilities	(15,102)	3,637
Deferred revenue	(288)	(561)
Operating lease liabilities	(6,378)	(6,052)
Net cash (used in) provided by operating activities	(4,187)	18,366
Cash flows from investing activities
Purchases of property and equipment	(263)	(184)
Net cash used in investing activities	(263)	(184)
Cash flows from financing activities
Proceeds from exercise of stock options	384	2,364
Proceeds from 2021 ESPP	85	86
Payments on finance lease liabilities	(1)	(18)
Net cash provided by financing activities	468	2,432
Net (decrease) increase in cash and cash equivalents	(3,982)	20,614
Cash and cash equivalents
Beginning of the period	75,435	32,827
End of the period	$71,453	$53,441

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$—	$72

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
Certain reclassifications to the Company's previously reported financial information have been made to conform to the current period presentation. The Company made reclassifications to the condensed consolidated statement of cash flows, including a reclassification of $4.8 million from "Other" to "Amortization of operating right-of-use (“ROU”) assets" in the "adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities" section of the consolidated statements of cash flow for the nine months ended September 30, 2024 to conform to the current year presentation, among other immaterial reclassifications.

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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of September 30, 2025 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable are presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the amortized cost. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may have an impact on the Company's customers' ability to pay. The allowance for credit losses was immaterial as of September 30, 2025 and December 31, 2024.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update creates a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606 by assuming that current conditions at the balance sheet date will remain unchanged over the life of the asset. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The adoption of ASU No. 2025-05 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update is to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The adoption of ASU No. 2025-06 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

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

Direct-to-Consumer

For direct sales to the consumer through the Company’s website, Honest.com, the Company's performance obligation consists of the sale of finished goods to the consumer. Consumers may purchase products at any time or enter into subscription arrangements. Consumers place orders online in accordance with the Company’s standard terms and conditions and authorize payment when the order is placed. Credit cards are charged at the time of shipment and payments are typically processed within two to three business days. For subscription arrangements, consumers sign up to receive products on a periodic basis. Subscriptions are cancellable at any time without penalty, and no amounts are collected from the consumer until products are shipped. Revenue is recognized when transfer of control to the consumer takes place, which is when the product is delivered to the carrier. Sales taxes collected from consumers are accounted for on a net basis and are excluded from revenue. Revenue generated from Honest.com was 10% and 12%, respectively, of the Company's total revenue during the three months ended September 30, 2025 and 2024, and 10% and 13%, respectively, of the Company's total revenue during the nine months ended September 30, 2025 and 2024.

Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets, and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the nine months ended September 30, 2025 and 2024, the Company did not enter into any new trade agreements.

For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used.

Any impairment losses are charged to marketing expense in the condensed consolidated statements of comprehensive income (loss) as they become determinable. For the nine months ended September 30, 2025 and 2024, the Company recorded no impairment losses related to these credits and used an aggregate of $0.6 million and $1.6 million of credits, respectively.

4.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds	$57,047	$—	$—	$57,047
Total cash equivalents	$57,047	$—	$—	$57,047

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds	$55,280	$—	$—	$55,280
Total cash equivalents	$55,280	$—	$—	$55,280

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

5.     Credit Facilities

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2025 and 2024, the commitment fee incurred was immaterial. As of September 30, 2025, there were $1.5 million of outstanding letters of credit and $31.5 million available to be drawn upon. As of September 30, 2025, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of September 30, 2025, the Company is in compliance with all covenants under the 2023 Credit Facility.

6.     Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
(In thousands)
Payroll and payroll related expenses(1)	$4,187	$8,410
Accrued inventory purchases	4,662	13,095
Accrued rent(2)	8,878	8,541
Accrued marketing	2,893	255
Other accrued expenses	5,611	5,568
Total accrued expenses	$26,231	$35,869
____________________

(1) Includes $0.4 million and $0.3 million of executive transition related expenses as of September 30, 2025 and December 31, 2024, respectively.
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

On September 23, 2020, the Center for Advanced Public Awareness (“CAPA”) served a 60-Day Notice of Violation on the Company, alleging that the Company violated California’s Health and Safety Code (“Prop 65”) because of the amount of lead in the Company’s Diaper Rash Cream and seeking statutory penalties and product warnings available under Prop 65. On October 22, 2021, CAPA filed a complaint in California Superior Court in the County of San Francisco (the “Court”) for the alleged Prop 65 violations contained in its 60-Day Notice of Violation. The Company filed its answer and notice of related cases against Prestige Consumer Healthcare, Inc., Burt's Bees, Inc., and Hain Celestial Group, Inc. on January 7, 2022 and has stipulated to relate these cases and transfer them to the Court's Complex Division. On April 30, 2024, the Company filed its motion for summary judgment. On January 23, 2025, the Court granted the Company's motion for summary judgment. On April 8, 2025, CAPA served its Notice of Appeal in the matter. On August 4, 2025, the Court dismissed CAPA's appeal. Following the dismissal of CAPA's appeal, the Company does not believe that a loss is probable or estimable in this matter.

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s initial public offering (“IPO”) (“Securities Litigation Case”). A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints have been transferred to the same court and a Lead Plaintiff has been appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022, alleging claims and seeking relief under Sections 11 and 15 of the Securities Act of 1933 relating to the Company’s IPO. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On May 1, 2023, the Lead Plaintiff’s motion for class certification in the consolidated class action was granted in part and denied in part, with the U.S. District Court for the Central District of California limiting the certified class to only those persons and entities that purchased or otherwise acquired the Company’s publicly traded common stock pursuant and traceable to the Company’s IPO offering documents prior to August 19, 2021, as well as all persons and entities that acquired ownership of a trading account, retirement account, or any other similar investment account or portfolio containing the Company’s publicly traded common stock that was purchased or otherwise acquired pursuant and traceable to the IPO offering documents prior to August 19, 2021, and were damaged thereby. On August 14, 2023, the Lead Plaintiff filed an amended consolidated class action complaint naming as additional defendants Catterton Management Company L.L.C., L Catterton VIII, L.P., L. Catterton VIII Offshore, L.P., THC Shared Abacus, LP, Catterton Managing Partner VIII, L.L.C., and C8 Management, L.L.C. On October 16, 2023, those additional defendants filed a motion to dismiss the amended consolidated complaint with respect to the claims against them. On January 31, 2024, that motion to dismiss was granted by the court to the extent those additional defendants challenged the claims as untimely. The court granted Lead Plaintiff leave to amend within fourteen days of that order. On February 14, 2024, the Lead Plaintiff filed a second amended consolidated complaint against the additional defendants. The additional defendants filed a motion to dismiss the second amended consolidated complaint, which was denied by the court on April 22, 2024. On January 21, 2025, the parties filed a joint stipulation stating that they had reached an agreement in principle to fully settle all pending claims in the action and asking the court to stay the case so the parties could have additional time to negotiate the terms of a formal stipulation of settlement and related documentation. The court entered an order staying the case on the same day. On April 14, 2025, the court preliminarily approved the parties’ settlement. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all claims against the defendants in the second amended consolidated complaint, we have agreed to pay $20,000,000 to resolve the dispute, to be fully funded by the Company’s insurance carriers. The proposed settlement does not constitute an admission of fault or wrongdoing by the Company, the named individual defendants, or the underwriters. The Company recorded the settlement amount of $20,000,000 within accrued expenses and a corresponding insurance recovery of $20,000,000 within prepaids and other current assets related to the legal settlement on the consolidated balance sheet as of March 31, 2025. The determination that the recorded insurance recovery receivable is probable of collection is based on the terms of the applicable insurance policies, settlement agreement, and communications with the insurers. On July 28, 2025, the court held a hearing on the plaintiffs' motion for final approval of the class settlement. The settlement was fully funded by the insurance carriers into plaintiff’s escrow in May 2025 and on July 30, 2025, the court entered a final order approving the settlement and judgment disposing of the Securities Litigation Case.

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

As of September 30, 2025 and December 31, 2024, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of September 30, 2025 and December 31, 2024, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

8.     Stock-Based Compensation

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2024	4,985,886	$5.41
Granted	—	$—
Exercised	(75,000)	$5.13
Forfeited/Cancelled	(1,354,750)	$5.31
Outstanding at September 30, 2025	3,556,136	$5.45

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

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “2023 Inducement Plan”). The 2023 Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the 2023 Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of September 30, 2025, there were 625,349 shares available for future grant under the 2023 Inducement Plan.

On March 16, 2025, the Company granted 115,122 RSUs to the Senior Vice President of Supply Chain under the 2023 Inducement Plan. On July 1, 2025, the Company granted 202,880 RSUs to the Chief Financial Officer under the 2023 Inducement Plan.

The following table summarizes the RSU activity under the 2021 Equity Incentive Plan and the 2023 Inducement Plan:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2024	726,573	6,956,604	$2.70	$2.81
Granted	39,061	2,600,925	$6.93	$5.06
Vested	(530,052)	(2,340,819)	$2.99	$2.98
Forfeited	—	(877,929)	$—	$2.27
Unvested RSUs at September 30, 2025	235,582	6,338,781	$2.75	$3.75

As of September 30, 2025, there was $21.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the nine months ended September 30, 2025, 18,189 shares were purchased under the 2021 ESPP. As of September 30, 2025, the Company had 4,687,742 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

	September 30, 2025
Expected life of options (in years)	0.50
Expected stock price volatility	63.10%	—	70.18%
Risk free interest rate	4.32%	—	4.44%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$1.81	—	$2.56

Stock-Based Compensation Expense
Stock-based compensation expense related to RSU awards under the 2021 Equity Incentive Plan and the 2023 Inducement Plan, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
(In thousands)
Selling, general and administrative	$2,200	$2,012	$6,936	$13,164
Research and development	199	154	590	429
Total stock-based compensation expense	$2,399	$2,166	$7,526	$13,593

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for share and per share values)	2025	2024	2025	2024
Numerator:
Net income (loss)	$758	$165	$7,883	$(5,314)
Net income (loss) attributable to common stockholders — basic	$758	$165	$7,883	$(5,314)
Net income (loss) attributable to common stockholders - diluted	$758	$165	$7,883	$(5,314)

Denominator:
Weighted average shares of common stock outstanding — basic	111,839,451	100,690,486	110,802,832	98,688,196
Add: effect of dilutive RSUs	1,870,457	3,888,112	3,215,974	—
Add: effect of dilutive stock options	—	9,819	97,171	—
Weighted average shares of common stock outstanding - diluted	113,709,908	104,588,417	114,115,977	98,688,196

Net income (loss) per share, attributable to common shareholders:
Basic	$0.01	$0.00	$0.07	$(0.05)
Diluted	$0.01	$0.00	$0.07	$(0.05)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Stock options to purchase common stock	3,557,343	13,131,408	2,430,453	12,408,885
Unvested restricted stock units	2,599,830	1,143,065	1,127,705	8,223,281
Employee stock purchase plan	26,681	—	23,663	44,245
Total	6,183,854	14,274,473	3,581,821	20,676,411

10.     Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against net deferred tax assets, stock-based compensation, state taxes, nondeductible executive compensation and other permanent differences.

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

During the three and nine months ended September 30, 2025 and 2024, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive income (loss).

On July 4, 2025, the 2025 budget reconciliation bill, officially known as the One Big Beautiful Bill Act of 2025 (the “Act”), was enacted into law. The Act includes a broad range of tax reforms such as deductions for domestic research and development expenditures and federal bonus depreciation. The Company has evaluated the provisions of the Act and determined that, because it maintains a full valuation allowance against its deferred tax assets, the Act does not have a material impact on the Company’s condensed consolidated financial statements or effective tax rate.

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

The components of lease expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Finance lease expense:
Amortization	$—	$—	$—	$8
Operating lease expense:
Operating lease expense(1)	1,792	1,792	5,376	5,376
Sublease income	(501)	(501)	(1,504)	(1,504)
Total lease expense, net	$1,291	$1,291	$3,872	$3,880
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

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	September 30, 2025

Operating lease assets	Operating lease right-of-use asset	$12,281
Total lease assets		$12,281
Liabilities
Current
Operating lease liabilities	Accrued expenses	8,878
Non-current
Operating lease liabilities	Operating lease liabilities, net of current portion	6,481
Total lease liabilities		$15,359

Supplemental information related to the Company’s leases for the nine months ended September 30, 2025 was as follows:

Weighted-average remaining lease term (in years)
Finance leases	—
Operating leases	1.8
Weighted-average discount rate
Finance leases	—%
Operating leases	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in operating leases	$6,378
Financing cash flows used in finance leases	$1

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the nine months ended September 30, 2025 for either finance or operating leases.

12.     Subsequent Events

On October 30, 2025, the Company's Board of Directors approved the Transformation 2.0: Powering Honest Growth ("Powering Honest Growth") which builds upon the Company's original Transformation Pillars of Brand Maximization, Margin Enhancement and Operating Discipline. Powering Honest Growth is aimed at improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including exiting Honest.com fulfillment and apparel, as well as exiting retail and online stores in Canada, optimizing the Company's cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies. The Company expects to incur total pre-tax charges of approximately $25.0 million to $35.0 million, consisting primarily of employee-related costs, contract-terminations, and other associated exit costs. The Company anticipates these actions will be substantially completed as of December 31, 2026. The accompanying financial statements do not reflect any related charges.

On November 5, 2025, the Company filed a complaint in the U.S. District Court for the Central District of California (the "Court") alleging that Butterblu, LLC (“Butterblu”) breached the supplier services agreement, as amended, that the Company and Butterblu had entered into as of August 15, 2022 (the "Supplier Services Agreement") pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us in connection with the Company's apparel products. The Company has requested monetary damages and declaratory relief as determined by the Court. This matter is in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of gain or loss, or make an estimate of the gain or loss or range of gain or loss in this matter.

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

Our omnichannel presence seeks to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and availability. Since our launch, we have built a well-integrated omnichannel presence by expanding our product availability, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively. We are transitioning away from Honest.com as a shipping and fulfillment channel, while maintaining Honest.com as a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase through our leading retailers and their websites, and third-party ecommerce sites with the last order shipment expected to occur on December 28, 2025. Our integrated omnichannel presence provides meaningful benefits to our consumers which we believe are not easily replicated by our competitors.

Transformation 2.0: Powering Honest Growth

In 2023, we executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. The restructuring element of the Transformation Initiative was substantially completed during 2023.

On October 30, 2025, our Board of Directors approved the Transformation 2.0: Powering Honest Growth ("Powering Honest Growth") which builds upon our original Transformation Pillars of Brand Maximization, Margin Enhancement and Operating Discipline. Powering Honest Growth is aimed at improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including exiting Honest.com fulfillment and apparel, as well as exiting retail and online stores in Canada, optimizing our cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies. We expect to substantially complete the actions under Powering Honest Growth by December 31, 2026.

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

2) Margin Enhancement

•Focusing our resources on the United States, which included the exit of our low-margin business in Europe, Asia and, most recently, Canada in 2025.
•Exiting low-margin elements of the cleaning and sanitization business in 2023; and apparel in 2025.
•Executing an inventory, or stock-keeping unit (“SKU”), rationalization program in 2023.
•Re-directing resources to accelerate cost savings, including optimization of our contract manufacturing strategies, optimization of our supply chain footprint and inventory management, along with leveraging technology to improve systems, reduced shipping and logistic costs, and product costs.
•Realigning resources to reflect the prioritization of higher-margin opportunities, including strategic shift away from our lower margin channels, including our direct-to-consumer (“DTC”) business in 2025.

3) Operating Discipline

•Focusing on improving our executional excellence in how we operate as an enterprise.
•Building a culture that emphasizes returns across growth drivers, including marketing, trade promotion, and innovation.
•Managing working capital including the reduction of inventory.
•Rightsizing selling and general and administrative costs.

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

Ability to Execute Increasing Physical Availability

The core of our growth strategy centers around increasing physical availability of our products through expanded stores, doors, aisles, shelves and facings. While we have made significant progress in our distribution gains, we are still under indexed compared to competition. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. Due to the higher costs of shipping and fulfillment activities related to our DTC business and other related costs, as disclosed previously, we will no longer sell products through this channel and instead continue to shift our focus and investments towards more efficient and scalable distribution models with our current retail and digital customers.

As of December 31, 2025, we will no longer utilize Honest.com as a shipping and fulfillment channel, while ensuring the site remains a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase offsite. Our transition from Honest.com as a shipping and fulfillment channel has negatively impacted Honest.com revenue throughout 2025 as we are not focusing marketing efforts in this channel. We expect it will negatively impact revenue upon cessation at the end of the year; however, we also expect that it will enable improved gross margin in future years. We will continue to pursue partnerships with a wide variety of retailers, including mass retailers, online retailers, club retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period. For example, we experienced distribution losses with two of our largest customers on certain diaper SKUs mainly related to these retailers' footprint changes for certain product categories overall and a shift to more exclusive non-gendered prints with one of these retailers, which has impacted our revenue in 2025 and we expect will negatively impact our diaper revenue in the future.

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

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions, specifically inflationary pressures, which has adversely affected our supply chain in regards to cost of revenue. We have experienced and anticipate continued increases in product costs and labor costs due to inflationary pressures, which has in the past and could continue to hamper our ability to drive margin expansion. In addition, past and current tariffs have increased, and may continue to increase, the cost of raw materials, components and finished goods, which has adversely impacted our operational expenses, and may negatively impact our ability to source our finished goods and components. We have taken measures to bolster key aspects of our supply chain and mitigate the impact of tariffs, such as creating an agile supply chain, ensuring sufficient inventory to support our continued growth, minimizing lead times for raw materials, and implementing a robust cost-savings program, as part of our tariff mitigation strategy. If we are not successful in our attempts to bolster our supply chain and mitigate the impact of tariffs, our product and fulfillment costs may increase and our business, financial condition, results of operations and prospects could be adversely affected. For example, the fluctuation in tariff rates during the nine months ended September 30, 2025 and the ongoing uncertainty of those rates, has primarily impacted our wipes product costs during this period, and may in the future impact our ability to forecast the tariff impacts on our cost of revenue. As part of our Powering Honest Growth, we are also taking action to optimize our supply chain footprint and inventory management, along with leveraging technology to improve systems.

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

Consumer Preferences

We believe in the power of our omnichannel distribution model. We believe consumers value the flexibility in terms of where and when they choose to purchase Honest products. We also believe that consumers research their personal care ingredients and recognize the quality of Honest products, knowing that there are over 3,500 chemicals and materials that we choose not to formulate with. Given changing macroeconomic conditions, we also believe that consumers have changed their shopping behaviors and have become more price sensitive when purchasing products in some of our product categories, including diapers.

Inventory

Inventory is reflected at net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we have in the past and expect to incur in the future additional inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory. As part of our efforts to mitigate the impact of tariffs, we increased our inventory on hand during the first half of 2025 to delay the impact of incremental tariffs during 2025. In connection with Powering Honest Growth, we expect additional inventory write-downs specifically related to our Supplier Services Agreement (defined below), Honest.com and supply chain optimization.

In connection with the termination of the Likeness Agreement with Jessica Alba, as part of Ms. Alba's departure from her Chief Creative Officer position, after April 4, 2025 we are prohibited from selling existing inventory that uses certain specified licensed intellectual property on its packaging, which resulted in inventory write-offs in the past.

Supplier Services Agreement

In August 2022, we entered into a supplier services agreement with Butterblu, LLC (“Butterblu”) pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to us (the “Supplier Services Agreement”). As part of the Supplier Services Agreement, we agreed to purchase and own inventory for the term of the agreement, which was until December 31, 2026, unless terminated sooner. On November 5, 2025, we sent Butterblu a notice of termination of the Supplier Services Agreement, to be effective immediately. Pursuant to the terms of the Supplier Services Agreement, upon termination, Butterblu shall immediately discontinue using Honest’s trademarks and prints and consummate all pending, open orders received in writing as of the November 5, 2025 termination date, and Honest shall have the right to sell off all products sourced by Butterblu until and through November 5, 2026 and pay Butterblu the Base Service Fee, defined as 22% of Honest's net revenue for product sales and adjusted to ensure that the Base Service Fee does not exceed Honest's gross profit for product sales in the applicable quarter, for product sales through November 5, 2026. The termination of this Supplier Services Agreement, any disputes over the terms of the termination, and costs related to the apparel inventory we own may negatively impact revenue and gross profit, offset by lower operating costs for the fourth quarter of and full year 2025 and will impact these financial accounts in 2026. See Note 12, “Subsequent Events,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees, including audit and legal expenses; donation expenses including overhead and tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to our Supplier Services Agreement for Honest baby clothing, our apparel business; and, depreciation and amortization expenses. We expect our general and administrative expenses to decrease as a percentage of revenue as we continue to grow our business and organizational capabilities and efficiencies. We have incurred and expect in the future to continue to incur additional third-party professional fees related to compliance obligations as a public company.

Marketing

Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production, consumer insights research, and other public relations and promotional initiatives. Given higher costs in digital marketing and increased retail distribution, we have shifted the focus of our marketing spend towards supporting retail marketing programs and top of funnel marketing activities. We will continue to invest in marketing initiatives in our best-selling products with key retailers, as well as expand brand awareness, introduce new product innovation across multiple product categories and implement new marketing strategies. As we launch new products, we expect to make marketing investments to build brand awareness, encourage first-time use and set the foundation for future revenue growth.

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

Results of Operations

The following table sets forth our condensed consolidated statements of comprehensive income (loss) data for each of the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
(In thousands)
Revenue	$92,571	$99,237	$283,280	$278,503
Cost of revenue	58,082	60,841	173,369	172,613
Gross profit	34,489	38,396	109,911	105,890
Operating expenses
Selling, general and administrative(1)	17,679	23,427	59,072	72,277
Marketing	14,796	13,170	39,617	33,778
Research and development(1)	1,701	1,742	5,514	5,137
Total operating expenses	34,176	38,339	104,203	111,192
Operating income (loss)	313	57	5,708	(5,302)
Interest and other income (expense), net	555	127	2,370	44
Income (loss) before provision for income taxes	868	184	8,078	(5,258)
Income tax provision	110	19	195	56
Net income (loss)	$758	$165	$7,883	$(5,314)
__________________________
(1)    Includes stock-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
(In thousands)
Selling, general and administrative	$2,200	$2,012	$6,936	$13,164
Research and development	199	154	590	429
Total	$2,399	$2,166	$7,526	$13,593

The following table sets forth our condensed consolidated statements of comprehensive income (loss) data expressed as a percentage of revenue*:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	62.7	61.3	61.2	62.0
Gross profit	37.3	38.7	38.8	38.0
Operating expenses
Selling, general and administrative	19.1	23.6	20.9	26.0
Marketing	16.0	13.3	14.0	12.1
Research and development	1.8	1.8	1.9	1.8
Total operating expenses	36.9	38.6	36.8	39.9
Operating income (loss)	0.3	0.1	2.0	(1.9)
Interest and other income (expense), net	0.6	0.1	0.8	—
Income (loss) before provision for income taxes	0.9	0.2	2.9	(1.9)
Income tax provision	0.1	—	0.1	—
Net income (loss)	0.8%	0.2%	2.8%	(1.9)%
______________

* Amounts may not sum due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	For the three months ended September 30,				For the nine months ended September 30,
	2025	2024	$ change	% change	2025	2024	$ change	% change
(In thousands, except percentages)
Revenue	$92,571	$99,237	$(6,666)	(6.7)%	$283,280	$278,503	$4,777	1.7%

Revenue was $92.6 million for the three months ended September 30, 2025, as compared to $99.2 million for the three months ended September 30, 2024. The decrease of $6.7 million, or 6.7%, was due to a decrease in retail revenue of $4.0 million and a decline in Honest.com revenue of $2.7 million as we transition away from Honest.com. The decrease in retail revenue was driven by a decrease in diaper revenue of $7.5 million primarily related to distribution losses, lapping of certain retailer promotional events, changes in consumer shopping behavior, slower conversion to our new diaper renovation at certain retailers and a decline in baby apparel revenue of $0.9 million, partially offset by a $4.5 million increase in wipes revenue.

Revenue was $283.3 million for the nine months ended September 30, 2025, as compared to $278.5 million for the nine months ended September 30, 2024. The increase of $4.8 million, or 1.7%, was due to an increase in retail revenue of $12.8 million, offset by a decline in Honest.com revenue of $8.0 million. The increase in retail revenue was driven by a $22.6 million increase in wipes revenue and a $3.0 million increase in baby personal care revenue, partially offset by a decrease in diaper revenue primarily related to distribution losses, the lapping of certain retailer promotional events, changes in consumer shopping behavior, adult facial care (including skin care and cosmetics) revenue and baby apparel revenue of $9.2 million, $3.4 million and $0.9 million, respectively.

Cost of Revenue and Gross Profit

	For the three months ended September 30,				For the nine months ended September 30,
	2025	2024	$ change	% change	2025	2024	$ change	% change
(In thousands, except percentages)
Cost of revenue	$58,082	$60,841	$(2,759)	(4.5)%	$173,369	$172,613	$756	0.4%
Gross profit	$34,489	$38,396	$(3,907)	(10.2)%	$109,911	$105,890	$4,021	3.8%

Cost of revenue was $58.1 million for the three months ended September 30, 2025, as compared to $60.8 million for the three months ended September 30, 2024. The decrease of $2.8 million, or 4.5%, was primarily driven by a decrease in product costs due to sales volume decline, partially offset by tariff costs. Cost of revenue as a percentage of revenue increased by 140 basis points compared to the three months ended September 30, 2024.

Cost of revenue was $173.4 million for the nine months ended September 30, 2025, as compared to $172.6 million for the nine months ended September 30, 2024. The increase of $0.8 million, or 0.4%, was primarily driven by tariff costs, partially offset by a change in inventory reserves. Cost of revenue as a percentage of revenue decreased by 78 basis points compared to the nine months ended September 30, 2024.

Gross profit was $34.5 million for the three months ended September 30, 2025, as compared to $38.4 million for the three months ended September 30, 2024. The decrease of $3.9 million, or 10.2%, was primarily related to a decline in sales volume and an increase in tariff costs, partially offset by lower trade spend and favorable product mix.

Gross profit was $109.9 million for the nine months ended September 30, 2025, as compared to $105.9 million for the nine months ended September 30, 2024. The increase of $4.0 million, or 3.8%, was primarily related to favorable product mix, lower trade spend and sales volume growth, partially offset by an increase in tariff costs.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2025	2024	$ change	% change	2025	2024	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$17,679	$23,427	$(5,748)	(24.5)%	$59,072	$72,277	$(13,205)	(18.3)%

Selling, general and administrative expenses were $17.7 million for the three months ended September 30, 2025, as compared to $23.4 million for the three months ended September 30, 2024. The decrease of $5.7 million, or 24.5%, was primarily due to a $4.3 million decrease in legal expenses and a $1.0 million decline in third-party service fees. Selling, general and administrative expenses as a percentage of revenue decreased 4.5% as compared to the three months ended September 30, 2024.

Selling, general and administrative expenses were $59.1 million for the nine months ended September 30, 2025, as compared to $72.3 million for the nine months ended September 30, 2024. The decrease of $13.2 million, or 18.3%, was primarily due to a $6.2 million decrease in stock-based compensation expense and a $5.7 million decrease in legal expenses. Selling, general and administrative expenses as a percentage of revenue decreased 5.1% as compared to the nine months ended September 30, 2024.

Marketing Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2025	2024	$ change	% change	2025	2024	$ change	% change
(In thousands, except percentages)
Marketing	$14,796	$13,170	$1,626	12.3%	$39,617	$33,778	$5,839	17.3%

Marketing expenses were $14.8 million for the three months ended September 30, 2025, as compared to $13.2 million for the three months ended September 30, 2024. The increase of $1.6 million, or 12.3%, was primarily due to a $0.8 million increase in retail marketing and a $0.7 million increase in direct brand advertising. Marketing expenses as a percentage of revenue increased 2.7% as compared to the three months ended September 30, 2024.

Marketing expenses were $39.6 million for the nine months ended September 30, 2025, as compared to $33.8 million for the nine months ended September 30, 2024. The increase of $5.8 million, or 17.3%, was primarily due to a $3.9 million increase in retail marketing and a $1.8 million increase in direct brand advertising. Marketing expenses as a percentage of revenue increased 1.9% as compared to the nine months ended September 30, 2024.

Research and Development Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2025	2024	$ change	% change	2025	2024	$ change	% change
(In thousands, except percentages)
Research and development	$1,701	$1,742	$(41)	(2.4)%	$5,514	$5,137	$377	7.3%

Research and development expenses were $1.7 million for the three months ended September 30, 2025, as compared to $1.7 million for the three months ended September 30, 2024.

Research and development expenses were $5.5 million for the nine months ended September 30, 2025, as compared to $5.1 million for the nine months ended September 30, 2024.

Interest and Other Income (Expense), Net

	For the three months ended September 30,			For the nine months ended September 30,
	2025	2024	$ change	2025	2024	$ change
(In thousands, except percentages)
Interest income (expense), net	$583	$94	$489	$1,791	$75	$1,716
Other income (expense), net	(25)	33	(58)	579	(31)	610
Interest and other income (expense), net	$558	$127	$431	$2,370	$44	$2,326

Interest and other income (expense), net was net income of $0.6 million for the three months ended September 30, 2025, as compared to net income of $0.1 million for the three months ended September 30, 2024.

Interest and other income (expense), net was net income of $2.4 million for the nine months ended September 30, 2025, as compared to net income of $44.0 thousand for the nine months ended September 30, 2024. The increase of $2.3 million primarily relates to interest income earned on our money market account.

Liquidity and Capital Resources

As of September 30, 2025, we had $71.5 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our condensed consolidated financial statements. We will need to generate sufficient cash from operations or may need to raise additional capital to meet our long-term working capital and capital expenditure needs in the future. We also have availability under our 2023 Credit Facility, which was not drawn as of September 30, 2025.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2025, the commitment fee incurred was immaterial. As of September 30, 2025, there were $1.5 million of outstanding letters of credit and $31.5 million available to be drawn upon. As of September 30, 2025, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of September 30, 2025, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 5 “Credit Facilities” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the nine months ended September 30,
(In thousands)	2025	2024
Net cash (used in) provided by operating activities	$(4,187)	$18,366
Net cash used in investing activities	$(263)	$(184)
Net cash provided by financing activities	$468	$2,432

Operating Activities

Our largest source of operating cash is from the sales of our products to our consumers and customers. Our primary uses of cash from operating activities are for cost of revenue, selling, general and administrative expenses, marketing expenses and research and development expenses. We have in the three and nine months ended September 30, 2025 and in the past generated negative cash flows from operating activities and have in the past supplemented working capital requirements through net proceeds from the sale and maturity of short-term investments.

Net cash used in operating activities of $4.2 million for the nine months ended September 30, 2025 was primarily due to a net decrease in cash related to changes in operating assets and liabilities of $29.4 million, partially offset by non-cash adjustments of $17.3 million and net income of $7.9 million. Non-cash adjustments for accounts receivable reserves, inventory reserves, donation expense and utilization of marketing credits are included in "other" in the accompanying condensed consolidated statements of cash flows. Net cash used in operating activities primarily consisted of a $15.1 million decrease in accounts payable and accrued expenses due to timing of payments, a $10.8 million increase in inventory, a $6.4 million use of cash due to operating lease obligations, and a $0.3 million decrease in deferred revenue, partially offset by a $2.7 million decrease in prepaid expenses and other assets. Non-cash adjustments primarily consisted of stock-based compensation of $7.5 million, amortization of operating Right-of-Use (“ROU”) assets of $5.0 million, depreciation and amortization of $2.2 million and other items such as the marketing credits mentioned above.

Net cash provided by operating activities of $18.4 million for the nine months ended September 30, 2024 was primarily due to non-cash adjustments of $23.9 million and a net decrease in cash related to changes in operating assets and liabilities of $0.2 million, partially offset by a net loss of $5.3 million. Non-cash adjustments primarily consisted of stock-based compensation of $13.6 million, amortization of operating ROU assets of $4.8 million, depreciation and amortization of $2.1 million and utilization of marketing credits of $1.6 million. Net cash used in operating activities primarily consisted of a $6.1 million use of cash due to operating lease obligations, a $2.7 million increase in inventory, partially offset by a $6.6 million decrease in accounts receivable and a $3.6 million increase in accounts payable and accrued expenses driven by timing of payments to vendors.

Investing Activities

Our primary use of investing cash is property and equipment.

Net cash used in investing activities of $0.3 million for the nine months ended September 30, 2025 was due to purchases of property and equipment.

Net cash used in investing activities of $0.2 million for the nine months ended September 30, 2024 was due to purchases of property and equipment.

Financing Activities

Our financing activities primarily consisted of proceeds from sales of securities, proceeds from stock option award exercises and principal payments of financing lease obligations.

Net cash provided by financing activities of $0.5 million for the nine months ended September 30, 2025 consisted primarily of $0.4 million of proceeds from stock option award exercises.

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

Non-GAAP Financial Measures

We prepare and present our condensed consolidated financial statements in accordance with GAAP. However, management believes that Organic Revenue and Adjusted EBITDA, which are are non-GAAP financial measures, which provide investors with additional useful information in evaluating our performance.

We calculate Organic Revenue as net revenue, adjusted to exclude revenue from exited operations including: (1) product revenue from our apparel line; (2) revenue from our Honest.com website as a fulfillment center; (3) revenue from sales to Canadian retailers or channels and (4) in certain periods, revenue from other acquisitions, divestitures and product or channel exits.

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; and (6) executive officer transition expenses.

Organic Revenue and Adjusted EBITDA are financial measures that are not required by, or presented in accordance with GAAP. We believe that Organic Revenue and Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Organic Revenue and Adjusted EBITDA is helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes. Additionally, we believe Organic Revenue is helpful to our investors as it adjusts for revenue sources that we are exiting in connection with Powering Honest Growth.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) it does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as executive officer transition expenses. In addition, our use of Adjusted EBITDA and Organic Revenue may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA and Organic Revenue alongside other financial measures, including our revenue, net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of revenue, the most directly comparable financial measure stated in accordance with GAAP, to Organic Revenue, for each of the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Reconciliation of Revenue to Organic Revenue
Revenue	$92,571	$99,237	$283,280	$278,503
Less revenue from:
Apparel	(10,397)	(11,294)	(28,682)	(29,626)
Honest.com	(8,845)	(11,512)	(28,979)	(36,985)
Canada	(752)	(285)	(1,860)	(1,330)
Organic Revenue	$72,577	$76,146	$223,759	$210,562

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$758	$165	$7,883	$(5,314)
Interest and other (income) expense, net	(555)	(127)	(2,370)	(44)
Income tax provision	110	19	195	56
Depreciation and amortization	722	706	2,180	2,132
Stock-based compensation	2,399	2,166	7,526	13,593
Securities litigation expense	45	4,089	1,203	5,759
Executive officer transition expense(1)	—	—	1,066	858
Payroll tax expense related to stock-based compensation	44	61	385	277
Adjusted EBITDA	$3,523	$7,079	$18,068	$17,317
__________________

(1) For the nine months ended September 30, 2024, this includes sign-on bonus and relocation costs related to the appointment of our Chief Executive Officer and separation costs related to the termination of our founder and former Chief Creative Officer. For the nine months ended September 30, 2025, this includes separation, bonus and recruiting costs related to our Chief Financial Officer transition.

Material Cash Requirements

As of September 30, 2025, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting estimates from those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult. We expect to lose the benefits provided to emerging growth companies as of December 31, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended September 30, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained under the heading “Litigation” in Note 7 and "Subsequent Events" in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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
•Our strategic initiatives, including as part of the Transformation Initiative and Powering Honest Growth, to reduce our costs could have long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the operational or financial benefits from such actions.
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
•We rely on third-party suppliers, manufacturers, retail and ecommerce customers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could adversely affect our business, harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

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

Achieving our long-term strategy will require investment in new capabilities, employees, products, distribution channels, supply chain facilities and technologies. These investments may result in short-term costs without any current sales and, therefore, may be dilutive to our earnings. In addition, we have in the past, will in the near term, and may in the future dispose of or discontinue select products or streamline operations and incur costs or restructuring and other charges in doing so. For example, during the year ended December 31, 2023 we exited certain retail and online stores in unprofitable geographical locations, in Asia and Europe, and we incurred restructuring costs in connection with the Transformation Initiative of approximately $2.2 million. In November 2025, we announced that we will be sunsetting our fulfillment of orders via Honest.com and exiting retail and online stores in Canada effective December 31, 2025 and terminating our Supplier Services Agreement for the sale of Honest apparel. We are currently working on updating our strategic focus, which could impact our business and results of operations. Although we are committed to ensuring that our updated strategy will lead to long-term growth in sales and profitability, we may not realize the anticipated benefits. The failure to realize benefits from our updated strategy, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in our industry and the other risks described herein, could have an adverse effect on our business, financial condition, results of operations and prospects.

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

The U.S. government has adopted, and indicated its intent to continue to adopt, a new approach to trade policy, and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. Although the tariffs that have been initiated as of September 30, 2025 have not had a material impact on our operating results, to the extent that significant additional tariffs are imposed including the new tariffs being imposed under the new presidential administration they could have a material impact on our operating results. Certain products, such as our baby wipes, are imported from China, our diapers are imported from Mexico and certain other components of our products are sourced from other countries and could be subject to the new tariffs. The imposition of tariffs have led costs on products from China to increase, including our wipes products and certain product components, and other new tariffs imposed by the United States could cause costs to increase further, which could lead to price increases on these products, which may not be absorbed by consumers or may lead to decreased demand; or any such tariffs could require a shift in manufacturing location, which could have an adverse effect on results of operations and could introduce uncertainty, including on product quality, with a new manufacturer. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products on expected timelines or if any price increases are poorly received by our consumers. Any attempt to mitigate the adverse effects of these tariffs may not be successful.

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

We rely on third-party suppliers, manufacturers, retail and ecommerce customers and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could adversely affect our business, harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

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

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business or cause consumer dissatisfaction. For example, as disinfecting and sanitization products faced supply chain challenges during the COVID-19 pandemic, decelerating market demand and aging and slower turning inventory, we had received some product quality complaints from customers and consumers that resulted in additional refunds, returns, write-offs and remediation costs. Remediation costs would be significant, including the cost to rework a product to be in sellable condition or the cost to destroy a product that cannot be remediated, and while immaterial as of September 30, 2025, they could have an adverse effect on our business, financial condition and results of operations. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

Revenue and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive across our various channels, all of which are uncertain. Forecasts have been and may continue to be particularly challenging in the current macroeconomic environment as well as the U.S. government's evolving trade policy. We base our expense levels and investment plans on our estimates of revenue and gross margin. We cannot be sure prior growth rates and trends are meaningful predictors of future growth. For example, in the third quarter of 2022, some of our customers reduced inventory on hand and changed their fulfillment schedules, which negatively impacted our fulfillment operations in 2022. Furthermore, during 2024, we experienced distribution losses with two of our largest customers on certain diaper SKUs mainly related to these retailers' footprint changes for certain product categories overall and a shift to more exclusive non-gendered prints, which has impacted our revenue in 2025 and we expect will negatively impact our diaper revenue in the future. In addition, we have seen certain retailer promotional events on our diaper SKUs not repeat in the third quarter of 2025 and slower conversion to our new diaper SKUs at certain retailers, which have negatively impacted our diaper revenue in the third quarter of 2025. If our assumptions prove to be wrong, we may generate lower revenue or gross margin than anticipated or may spend more than we anticipate acquiring and retaining consumers either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our strategic initiatives, including as part of the Transformation Initiative and Powering Honest Growth, to reduce our costs could have long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the operational or financial benefits from such actions.

In 2023, we executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. In November 2025, we announced Powering Honest Growth to power growth through improved simplicity, focus and profitability of the business. The Transformation Initiative and Powering Honest Growth and the timing and success of such efforts are subject to many risks and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; meet certain revenue and operating expense targets; and monetize inventory and manage working capital. In addition, any changes we make to reduce our cost structure, including changes to our products, formulations, or packaging, may result in reduced consumer demand for our products and increased carrying costs and have been and may in the future be negatively impacted by macroeconomic factors. For example, changes made to our cost structure and brand maximization efforts under the Transformation Initiative were negatively impacted by changing macroeconomic factors like tariffs, consumer behavior, and rising input costs. Our future financial performance will depend, in part, on our ability to effectively manage any future growth or restructuring, as applicable, including Powering Honest Growth, and evolving macroeconomic factors. We may not realize, in full or in part, the anticipated benefits, savings, efficiencies and improvements in our cost structure from the Transformation Initiative and Powering Honest Growth due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the anticipated savings and efficiencies of our strategic initiatives, or if they result in unintended consequences, then our operating and financial results would be adversely affected and could differ materially from our expectations.

Additionally, the Transformation Initiative and Powering Honest Growth has resulted in, or will result in, the loss of institutional knowledge and expertise, as well as the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operations. These effects could have a material adverse effect on our ability to execute on our updated business model. There can be no assurance that we will be successful in executing the Transformation Initiative or Powering Honest Growth. The Transformation Initiative and Powering Honest Growth may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees, adverse effects on employee morale, diversion of management attention, and adverse effects on our reputation as an employer. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

The table below shows the contracts, instructions or written plans adopted or terminated during the quarter ended September 30, 2025 providing for the purchase and/or sale of the Company's securities by the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act):

Type of Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date(4)
Jonathan Mayle	SVP, Customer Sales	Adopt	9/11/2025	x		Up to 88,777	9/11/2026
Stephen Winchell	Chief Innovation Officer	Adopt	8/13/2025	x		Up to 60,000	9/2/2026

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

During the three months ended September 30, 2025, Curtiss Bruce, our Chief Financial Officer, entered into a sell-to-cover arrangement adopted pursuant to Rule 10b5-1 on August 24, 2025. The sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorized the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of time-vesting or performance-vesting restricted stock units and the related issuance of shares of Common Stock. The amount of shares of Common Stock to be sold to satisfy the Company’s tax withholding obligations under this arrangement is dependent on future events which cannot be known at this time, including the future trading price of Company shares. The expiration date relating to the arrangement is dependent on future events which cannot be known at this time, including the final vest date of the applicable time-vesting or performance-vesting restricted stock units and the officer’s termination of service.

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

The Honest Company, Inc.
Date: November 5, 2025	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 5, 2025	By:	/s/ Curtiss Bruce
Curtiss Bruce Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)