Form 10-K
period 2025-12-31
Honest Company, Inc.
filed 2026-02-25
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of common stock on the Nasdaq Global Select Market on June 30, 2025, was approximately $524,069,469. In determining the market value of the voting equity held by non-affiliates, shares of common stock of the Registrant beneficially owned by each director and officer and each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2026, the registrant had 112,474,217 shares of common stock, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act")) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part I, Item 1A, “Risk Factors,” and other factors set forth in other parts of this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition, including our expectations regarding revenue growth, Adjusted EBITDA margin expansion and our ability to achieve or maintain profitability; our ability to continue to launch new products; the implementation of our new share repurchase program and any share repurchases thereunder; our ability to attract and retain customers; our ability to execute on and to continue driving benefits from our Transformation Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline; our timeline for and ability to successfully implement, execute, and derive benefits from our Powering Honest Growth program (as defined below), statements regarding the intended effect of Powering Honest Growth and our expectations regarding the estimated costs, benefits, timing of such costs and benefits and timing of completion of Powering Honest Growth; our pricing, marketing, and distribution strategies; our continued focus on research, development and innovation; our expectations regarding consumer demand or behavior and the timing and amount of orders from our largest customers; our ability to accelerate or continue growth in the high-margin categories and to offset declines in other categories; the effect of macroeconomic factors, including supply chain disruptions, tariffs, and inflationary pressures; anticipated trends, growth rates, and challenges in our business and in the markets in which we operate; and our ability to execute on other business strategies, including strategic shift away from lower margin channels, plans and objectives of management for future operations.

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
•Our strategic initiatives, including as part of the Transformation Initiative and Transformation 2.0: Powering Honest Growth, to reduce our costs could have short and long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the operational or financial benefits from such actions.
•Consolidation of retail customers, the loss of a significant retail or third-party ecommerce customer or a significant change in such customers' historical purchasing patterns has in the past and could in the future negatively impact our sales and ability to achieve or maintain profitability.
•We may be unable to accurately forecast revenue, gross margin or operating expenses and appropriately plan our expenses in the future.
•We may not be able to compete successfully in our highly competitive market.
•If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand our existing consumer relationships and acquire new consumers.
•Overall macroeconomic trends, including due to geopolitical uncertainty, have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.
•If we fail to manage our inventory effectively, our business, financial condition, results of operations and liquidity may be materially and adversely affected.
•Our inability to secure, maintain and increase our presence with retailers could adversely impact our revenue, and in turn our business, financial condition, results of operations and prospects could be adversely affected.
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
•Our business may be adversely affected if we are unable to respond and adapt to rapid changes in technology.
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

PART I
Item 1. Business
Overview of Business

Founded in 2012, The Honest Company (the “Company,” or “Honest,” or which may also be referred to as “we,” “us” or “our”) is a personal care company dedicated to creating cleanly-formulated and sustainably-designed products for everyone from babies to adults. By combining thoughtful design with science-based innovation, we deliver personal care products for everyone from babies to adults, spanning categories across wipes, personal care, diapers, and beauty. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We seek to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and availability. We believe our distribution strategy positions us for continued growth through our trusted brand and award-winning multi-category product offering.

Our Products and Product Categories

Our Chief Executive Officer, as the chief operating decision maker, organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. We offer an array of cleanly-formulated and sustainably-designed products, including a portfolio of wipes and a personal care collection for everyone from babies to adults, as well as diapers. We use cleanly-formulated and safe ingredients designed for the whole family, including many naturally-derived ingredients that, most importantly, are effective. We also offer a portfolio of wipes, including all-purpose wipes, flushable wipes in both toddler and adult variations, sanitizing wipes, and make-up remover wipes. Our Clean Conscious® wipes are compostable and plant-based, made with over 99% water and designed to protect delicate skin. We have an extensive collection of personal care products for everyone from babies to adults, as well as adult facial care products designed for a range of skin types and concerns, many of which are certified by trusted experts and institutions, including the National Eczema Association. Our ingredients and formulas are toxicologist-audited for potential health concerns. Primary components of our diapers include responsibly sourced, plant-based fluff pulp and other plant-derived materials. Our diapers have an extensive modern and efficient design that uses less material.

Our Distribution Strategy

We seek to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and availability. Our distribution strategy positions us for continued growth through our trusted brand and award-winning multi-category product offerings. Since our launch, we have expanded our product availability, including the launch of strategic partnerships with Target, Amazon and Walmart in 2014, 2017 and 2022, respectively, as well as distribution with many other retailers nationwide. We have retail partnerships with leading retailers that sell our products through brick and mortar stores and on their own websites. Our retail partnerships expand brand awareness and product availability, creating meaningful marketing efficiencies as we continue to scale. Additionally, these retail partnerships support our differentiated value proposition by making our products conveniently available in the many places where our consumer shops.

Effective December 31, 2025, we have transitioned away from Honest.com as a shipping and fulfillment channel, while maintaining Honest.com as a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase through our leading retailers and their websites, and third-party ecommerce sites.

Our Growth Strategy

The core of our growth strategy centers around increasing physical and digital availability of our products, including through expanded stores, doors, aisles, shelves and facings. While we have made significant progress in our distribution gains, we are still under-indexed compared to competition. Our marketing strategy is focused on building a purpose-driven brand with deep connection to the community of shoppers we serve. We apply a modern, data-driven marketing approach and continuously innovate, optimize and identify new ways to reach and connect with our community. We believe this includes a best-in-class social media and influencer marketing strategy and a highly strategic approach to paid media.

In 2023, we executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise.

On October 30, 2025, our Board of Directors approved Transformation 2.0: Powering Honest Growth (“Powering
Honest Growth”) which builds upon our original Transformation Pillars of Brand Maximization, Margin Enhancement and Operating Discipline. Powering Honest Growth is aimed at improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including exiting Honest.com fulfillment and apparel, as well as exiting retail and online stores in Canada, optimizing our cost structure by rightsizing selling, general and administrative expenses, and implementing supply chain efficiencies. We expect to substantially complete the actions under Powering Honest Growth by December 31, 2026.

Our strategic plan is grounded in our Transformation Pillars, which set the building blocks for long-term value creation. We expect to realize revenue growth of 4% to 6% annually and continued Adjusted EBITDA margin expansion.

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

Our distribution network includes two warehouses in Nevada and Pennsylvania, respectively, with retail fulfillment capabilities and value-added services operated by National Distribution Centers, LLC, or NFI, and GEODIS Logistics LLC, or GEODIS, respectively. The warehouse in Las Vegas is a state-of-the-art facility leased by Honest with a focus on automated large scale retail fulfillment. We manage inventory by forecasting demand tied to consumption and marketing campaigns, as well as analyzing product sell-through, and analyzing our supply chain to ensure sufficient capacity to support demand. As a result of global pandemics or other macroeconomic trends, we and our distribution partners have in the past experienced and may in the future experience some supply-related disruptions to the operations of our fulfillment centers. As part of Powering Honest Growth, in December 2025, we notified GEODIS, pursuant to the terms of the contract, that we are terminating the agreement with them for the Pennsylvania warehouse use and services effective June 30, 2026. Following June 30, 2026, we will only be operating with the Nevada warehouse.

Competition

The markets in which we operate are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We face significant competition from both established, well-known legacy consumer packaged goods, or CPG players and emerging DTC brands. Select competitors of our wipes include ZURU Edge Limited (maker of Millie Moon and Rascals), WaterWipes UC, DUDE Wipes, Inc., Edgewell Personal Care Company (maker of Wet Ones wipes) and other private label brands. Select competitors of our skin and personal care products include Kimberly-Clark Corporation (pending acquiror of Kenvue Inc.), The Clorox Company (parent company of Burt’s Bees, Inc.), Unilever PLC (maker of Shea Moisture), Estée Lauder Inc., L’Oréal S.A. and Pacifica Beauty LLC. Select competitors of our diapers include Kimberly-Clark Corporation (maker of Huggies diapers and Cottonelle wipes) and Procter & Gamble Company (maker of Pampers, Pampers Pure, Luvs and Charmin). We compete based on various product attributes including clean formulation, sustainability, effectiveness and design. We believe that we compete favorably across these factors taken as a whole.

Our Industry

Our product-level point of sale consumption growth in 2025 significantly outpaced the category in wipes and baby personal care, while decline in point of sale consumption for diapers in 2025 also outpaced the category. Based on independent third-party consumption data for the 52 weeks ended January 4, 2026, the point of sale consumption growth for wipes and baby personal care was 31% and 12%, respectively, and point of sale consumption for diapers declined 15%, each significantly outpacing the products in the industry as a whole which grew in wipes and baby personal care of 5% and 3%, respectively, and declined in diapers of 1%.

We believe that consumers' need for sensitive skin products and clean products will continue to grow in years to come and as consumers become more knowledgeable about clean credentials and our Honest Standard. We believe that certain historical leading brands that have produced products in these categories for decades generally focus on single categories and offer products made with conventional ingredients that are less aligned with increasing consumer preference for clean and naturally-derived ingredients. We believe that given consumers’ growing focus on their health and wellness, reducing waste and promoting social impact, we are well-positioned to continue to take market share from these legacy brands.

Our Purpose-Driven Organization

The Honest Standard is our rigorous set of guiding principles that helps shape every step of product innovation and development, reflecting our ongoing dedication to safety, transparency and integrity. We believe that consumers should never have to worry about the safety of the products they bring into their home. That’s why we rigorously test and research every product. We maintain a NO List™ of over 3,500 chemicals and materials we will not formulate with, including parabens, phthalates, formaldehyde donors and synthetic fragrances. We have an in-house toxicologist and an eco-toxicologist with in-depth audit protocols. Our in-house R&D team selects ingredients with care. We meet the requirements of many independent organizations or certification authorities for several of our products. This includes the USDA’s BioPreferred® Program for biobased content, the National Eczema Association’s Seal of Acceptance, the IWSFG standard for flushable wipes, Environmental Working Group (“EWG”) Verified™ and OEKO-TEX® STANDARD 100. We have over 100 EWG Verified™ SKUs across the organization, which are products that do not include EWG's chemicals of concern while also meeting their strict health-based guidelines. We conduct quality audits of our third-party manufacturing partners. We require our third-party manufacturers to commit to follow our high standards of controlled documentation, cleaning and safety protocols, and laboratory controls.

Community impact is also very important to us. We work closely with our charity partners, including Baby2Baby, to help provide children and families across the country with the basic essentials and resources they need to live healthy lives. Since the start of our relationship with Baby2Baby and other partners in 2012, we have donated more than 44 million family personal care, feminine care, clean beauty products and other essentials to those in need and our compassionate team has volunteered over 20,800 hours giving back to our communities and providing disaster relief. Our partnership with March of Dimes helps fund research, advocacy and service programs addressing maternal and infant mortality with critical healthcare and support. Since this partnership, we have donated more than $0.8 million and reached more than an estimated 402,000 mothers in 2025 with health education and programs to support the organization, including its new Mom and Baby Action Network.

As a values-driven organization, we take a holistic approach to caring for our employees, with benefits and programs designed to support physical, mental, emotional and financial well-being. We offer a competitive compensation and benefits program, and our award-winning learning and development program, Honest University, delivers opportunities for all employees to grow and develop personally, professionally and financially. Our corporate social responsibility efforts provide opportunities for employees to give back to communities in need through volunteerism and donation matching. The Honest Company provides an Employee Assistance Program (EAP) at no cost to employees to support emotional well-being and a fitness reimbursement to encourage a healthy lifestyle for Honest employees. As of December 31, 2025, we had a total of 174 employees, all who are full-time, as well as a limited number of temporary employees and consultants.

We believe small changes in the right direction start ripple effects that have the potential to change entire industries and how products are made. Our commitment to environmental mindfulness shows up through our product development, packaging processes and in many parts of our business on a daily basis. For example, the cartons used in our baby personal care line are environmentally-friendly, Forest Stewardship Council (“FSC”)-certified, and/or made from 100% recycled, PCW (pre/post consumer waste) materials. 100% of our full-size baby personal care bottles are recyclable or include recycled materials and we are regularly looking to increase the amount of post-consumer resin in our components. Our diapers feature an innovative design that uses less material than our previous diaper innovation.

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

Our cosmetic, over-the-counter drugs, food (vitamins/dietary supplements) and cleansing products are subject to regulation by the Food and Drug Administration, or the FDA. Under the Federal Food, Drug and Cosmetic Act, or the FDCA, cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. The labeling of cosmetic products is also subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA, however certain ingredients, such as color additives, must be pre-authorized. If safety of the products or ingredients has not been adequately substantiated, a specific warning label is required. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products through market surveillance, inquiry data, consumer complaints, and import surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false nor misleading labeling and that they are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, we may be required by a regulatory authority or we may independently decide to conduct a recall or market withdrawal of our product or to make changes to our manufacturing processes or product formulations or labels. In addition, the Modernization of Cosmetics Regulation Act (“MoCRA”), enacted in December 2022, expanded the FDA’s regulatory authority over cosmetic products, including by providing the FDA with new mandatory recall authority over cosmetics and by requiring the registration of cosmetic manufacturing facilities, the reporting of certain adverse events, the issuance of cGMP requirements and the establishment of safety substantiation requirements. The cGMP regulations under MoCRA are yet to be proposed by FDA.

If a product is intended for use in the diagnosis, cure, mitigation, treatment or prevention of a disease condition or to affect the structure or function of the human body, the FDA will regulate the product as a drug. Our current products that are intended to soothe diaper rash and skin care products with colloidal oatmeal are considered over-the-counter, or OTC, drug products by the FDA. Our OTC products are subject to regulation through the FDA’s “monograph” system which specifies, among other things, permitted active drug ingredients and their concentrations. The FDA’s monograph system also provides the permissible product claims and certain product labeling requirements, based on the intended use of the product. Our OTC drug products must be manufactured consistent with the FDA’s current drug good manufacturing practices requirements, and the failure to maintain compliance with these requirements could require us to conduct recalls, market withdrawal, or make changes to our manufacturing practices.

The FDA may change the regulations as to any product category, requiring a change in labeling, product formulation or analytical testing.

We are also subject to a number of data privacy and security obligations, including U.S. federal, state, local and foreign laws, regulations, guidance, and industry standards . Many of these obligations are evolving and becoming increasingly stringent, and could be interpreted and applied in ways that could harm our business. In the ordinary course of our business, we process personal (including, at times, sensitive) data. Obligations related to personal data include and may in the future include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018 (“CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, various US state comprehensive consumer privacy laws, and the Payment Card Industry Data Security Standard (“PCI DSS”). As applicable, these laws require us to include specific disclosures and afford individuals certain rights regarding their personal data. Data protection obligations impact our business and ability to provide our products and services and create potential liability for non-compliance. Additionally, we are subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

Additional obligations regarding privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, automatically renewing product subscriptions, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services continue to apply to our business. See the section titled “Risk Factors – Risks Related to Legal and Governmental Regulation” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

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

Item 1A. Risk Factors

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

These investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in any new category, as well as revenue growth may be different in light of Powering Honest Growth.

In addition, to support continued growth, we must effectively integrate, develop and motivate new employees while maintaining our corporate culture. We continue to face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. In the past few years we have also seen heightened demand for labor and escalating labor prices in the market. The risks associated with a rapidly evolving workforce will be particularly acute as we execute Powering Honest Growth. Additionally, we may not be able to hire new employees quickly enough to meet our needs or retain our existing employees in the face of competitive hiring trends. If we fail to effectively manage our hiring needs, successfully integrate new hires or retain existing employees, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We are also required to manage numerous relationships with various retailers and distribution partners, vendors and other third parties. Further growth of our operations, retailers and distribution partners, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be adversely affected.

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
•inflation in key input costs, including the cost to import products and tariff costs, transportation, labor and warehouse costs;
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

Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by inflation, tariffs and other macroeconomic factors and consumer and customer spending patterns. Fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

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

Achieving our long-term strategy will require investment in new capabilities, employees, products, distribution channels, supply chain facilities and technologies. These investments may result in short-term costs without any current sales and, therefore, may be dilutive to our earnings. In addition, we have in the past, will in the near term, and may in the future dispose of or discontinue select products or streamline operations and incur costs or restructuring and other charges in doing so. For example, effective December 31, 2025, we ceased our fulfillment of orders via Honest.com, and exited retail and online stores in Canada and on November 5, 2025 we sent notice of termination of our Supplier Services Agreement with Butterblu for the sale of Honest apparel as part of Powering Honest Growth. We have updated our strategic focus, which could impact our business and results of operations. Although we are committed to ensuring that our updated strategy will lead to long-term growth in sales and profitability, we may not realize the anticipated benefits. The failure to realize benefits from our updated strategy, which may be due to our inability to execute plans, global or local economic conditions, geopolitical instability, competition, changes in our industry and the other risks described herein, could have an adverse effect on our business, financial condition, results of operations and prospects.

Our strategic initiatives, including as part of the Transformation Initiative and Powering Honest Growth, to reduce our costs could have short and long-term adverse effects on our business, financial condition, results of operations and prospects, could result in total costs and expenses that are greater than expected, and we may not realize the operational or financial benefits from such actions.

In 2023, we executed a broad-based Transformation Initiative designed to build the Honest brand and drive growth in higher-margin areas of the portfolio, strengthen our cost structure, drive focus on the most productive areas of our business, deliver greater impact from brand-building investments, and improve executional excellence across the enterprise. In November 2025, we announced Powering Honest Growth to power growth through improved simplicity, focus and profitability of the business. The Transformation Initiative and Powering Honest Growth and the timing and success of such efforts are subject to many risks and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; meet certain revenue and operating expense targets; and monetize inventory and manage working capital. In addition, any changes we make to reduce our cost structure, including changes to our products, formulations, or packaging, may result in reduced consumer demand for our products and increased carrying costs, and have been and may in the future be negatively impacted by macroeconomic factors. For example, changes made to our cost structure and brand maximization efforts under the Transformation Initiative were negatively impacted by changing macroeconomic factors like tariffs, consumer behavior, and rising input costs. Our future financial performance will depend, in part, on our ability to effectively manage any future growth or restructuring, as applicable, including Powering Honest Growth, and evolving macroeconomic factors. We may not realize, in full or in part, the anticipated benefits, savings, efficiencies and improvements in our cost structure from the Transformation Initiative and Powering Honest Growth due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the anticipated savings and efficiencies of our strategic initiatives, or if they result in unintended negative consequences, then our operating and financial results would be adversely affected and could differ materially from our expectations.

Additionally, the Transformation Initiative and Powering Honest Growth have resulted in the loss of institutional knowledge and expertise, as well as the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operations. These effects could have a material adverse effect on our ability to execute on our updated business model. There can be no assurance that we will be successful in executing the Transformation Initiative or Powering Honest Growth. The Transformation Initiative and Powering Honest Growth may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees, adverse effects on employee morale, diversion of management attention, and adverse effects on our reputation as an employer. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.

Consolidation of retail customers, the loss of a significant retail or third-party ecommerce customer or a significant change in such customer's historical purchasing patterns has in the past and could in the future negatively impact our sales and ability to achieve or maintain profitability.

Our distribution strategy includes selling our products through third-party ecommerce and retail customers (including their websites), which have been undergoing consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, demand higher levels of marketing and promotional support, operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which has in the past and could in the future negatively impact our business.

In 2025, our three largest retailers, Amazon, Target and Walmart accounted for approximately 39%, 28% and 8% of our total revenue, respectively. We sell products to Amazon, Target and Walmart under each of their standard vendor agreements. Our vendor agreements with Amazon, Target and Walmart do not include a term or duration as sales under each vendor agreement are generally made on a purchase order basis. Our vendor agreement with Amazon provides that either party may terminate the agreement with 60 days’ prior written notice, provided that we are required to fulfill any purchase orders that we accept before the effective date of termination and our vendor agreement with Walmart provides that either party may terminate the agreement with 30 days’ prior written notice. Our vendor agreement with Target does not include any termination provisions. The loss of Amazon, Target and Walmart or any other large customer, the reduction of purchasing levels or the cancellation of any business from Amazon, Target or Walmart or any other large customer for an extended length of time could negatively impact our sales and ability to achieve or maintain profitability. For example, during 2024 and 2025, distribution losses with two of our largest retail customers on certain diaper SKUs, mainly related to these retailers' footprint changes for certain product categories overall and a shift to more exclusive non-gendered prints, has impacted our revenue and we expect will continue to negatively impact our diaper revenue in the future.

Third-party ecommerce or retail customers may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. For example, a few of our retail customers filed for bankruptcy in 2023, which impacted the timing of payments, the ability for us to collect amounts due to us, and our gross margin due to markdowns in 2023. Our third-party ecommerce or retail customers may also change their purchasing levels. For example, during 2024 and 2025, we experienced diaper distribution losses with two of our largest retailer customers as noted above. In light of tariffs and macroeconomic conditions, we saw some of our retail customers hold different inventory levels or change the frequency and/or levels of their orders in 2025, which impacted our results of operations. Despite operating in different channel categories, our third-party ecommerce and retail customers sometimes compete for the same consumers. For example, our diaper revenue has fluctuated significantly from period to period based on the actions of two of our largest retail customers, including distribution losses, the lapping of certain retailer promotional events and changes in consumer shopping behavior. Additionally, in 2025, a change in size of diaper box assortment at a key retail customer impacted sales velocities and revenue, which we expect to continue in the future.

We may be unable to accurately forecast revenue, gross margin or operating expenses and appropriately plan our expenses in the future.

Revenue and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive across our various channels, all of which are uncertain. Forecasts have been and may continue to be particularly challenging in the current macroeconomic environment as well as the U.S. government's evolving trade policy. We base our expense levels and investment plans on our estimates of revenue and gross margin. We cannot be sure prior growth rates and trends are meaningful predictors of future growth. For example, during 2024 and 2025, distribution losses with two of our largest customers on certain diaper SKUs, mainly related to these retailers' footprint changes for certain product categories overall and a shift to more exclusive non-gendered prints, has impacted our revenue in 2025 and we expect will negatively impact our diaper revenue in the future. In addition, we have seen certain retailer promotional events on our diaper SKUs that did not repeat in 2025 and slower conversion to our new diaper SKUs at certain retailers, which have negatively impacted our diaper revenue in 2025. If our assumptions prove to be wrong, we may generate lower revenue or gross margin than anticipated or may spend more than we anticipate acquiring and retaining consumers either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to compete successfully in our highly competitive market.

The markets in which we operate are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We face significant competition from both established, well-known legacy CPG players and emerging clean brands. Numerous brands and products compete for limited shelf space in the retail channel, and for favorable positioning and promotion among ecommerce channels. We compete based on various product attributes including clean formulation, sustainability, effectiveness and design.

Select competitors of our wipes include ZURU Edge Limited (maker of Millie Moon and Rascals), WaterWipes UC, DUDE Wipes, Inc., Edgewell Personal Care Company (maker of Wet Ones wipes) and other private label brands. Select competitors of our skin and personal care products include Kimberly-Clark Corporation (pending acquiror of Kenvue Inc.), The Clorox Company (parent company of Burt’s Bees, Inc.), Unilever PLC (maker of Shea Moisture), Estée Lauder Inc., L’Oréal S.A. and Pacifica Beauty LLC. Select competitors of our diapers include Kimberly-Clark Corporation (maker of Huggies diapers and Cottonelle wipes) and Procter & Gamble Company (maker of Pampers, Pampers Pure, Luvs and Charmin). Many of these competitors have substantially greater financial and other resources than us and some of whose products are well accepted in the marketplace today. Many also have longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the ecommerce or retail channels where we compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do. As a result, these competitors may be able to offer comparable or substitute products to consumers at similar or lower costs. This could put pressure on us to lower our prices, resulting in lower revenue and margins or cause us to lose market share even if we lower prices.

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

Further, competitors with substantially greater operations and resources than us may be less affected by the current macroeconomic conditions. Current macroeconomic conditions, such as uncertainty around tariffs, inflation and interest rates, the health of the U.S. consumer (such as increasing debt and delinquency rates and resumption of student loan repayments), and geopolitical instability, could increase the risk of a potential recession and can negatively impact consumer discretionary spend for our products. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which, the current geopolitical and macroeconomic conditions may disrupt our operations, or our suppliers’ operations, or if we will be required to implement other changes, such as further price increases or cost savings initiatives, in addition to the price increases already implemented in 2023 and cost savings initiatives implemented in 2025. Any significant disruption resulting from geopolitical conflict, global pandemics or similar events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until we would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results, which would adversely affect our business, financial condition, results of operations and prospects. A prolonged disruption of our business could also damage our reputation and brand strength.

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

Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. Our retail and ecommerce competitors continue to aggressively market their private label or competitive products, which could reduce demand for our products. The expansion of our business also depends on our ability to increase sales through ecommerce channels and increase breadth and depth of distribution at retail customers. Any growth within our existing distribution channels may also affect our existing consumer relationships and present additional challenges, including those related to pricing strategies. For example, throughout 2023, we rolled-out mid-single digit price increases across approximately two-thirds of our product portfolio, including in wipes, personal care and diaper products which has in the past and may in the future negatively impact consumer demand. To a lesser extent, in 2023, we rolled-out price increases on certain beauty and personal care products. We plan to take additional price increases in the future as needed to offset input cost inflation. Our direct connections to our consumers may become more limited as we expand our non-DTC channels. Further in 2023 and 2025, we exited distribution in low-margin products and channels which negatively impacted our revenue. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as temporary price reductions, off-invoice discounts, retailer advertisements, product coupons, emphasis on specific product categories, and other trade activities, and these expenditures are subject to risks, including risks related to consumer acceptance of our efforts. Our failure to obtain new consumers, or expand our business with existing consumers, could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Overall macroeconomic trends, including due to geopolitical uncertainty, have had and may continue to have an adverse effect on our business, financial condition, results of operations and prospects.

Recent macroeconomic trends, including those resulting from geopolitical uncertainty, have impacted our business, financial condition, results of operations and prospects, in particular due to the negative impact from supply chain disruptions, tariffs, increasing commodity costs and shifting consumer demand. The impact of overall macroeconomic trends on any of our suppliers, manufacturers, retail or ecommerce customers or transportation or logistics providers has and may continue to negatively affect the price and availability of our raw materials and products and impact our supply chain. If the disruptions caused by overall macroeconomic trends continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. The conditions caused by macroeconomic conditions may negatively impact collections of accounts receivable, result in reduced orders from retail customers or cause some of our retail customers to go out of business, all of which could adversely affect our business, financial condition, results of operations and prospects. For example, a few of our retail customers filed for bankruptcy in 2023, which impacted the timing of payment, the ability for us to collect amounts due to us and impacted our gross margin due to markdowns in 2023.

In addition, any depression or recession resulting from macroeconomic factors could change customer and consumer behavior and demand, including with respect to our products, which could have an adverse effect on our business, financial condition, results of operations and prospects. For example, economic conditions, including inflationary pressures such as price increases in commodity prices, changes to trade policies, tariffs, import/export regulations of the U.S. and other nations, labor costs, input costs and transportation costs have impacted our gross margin and could impact consumer spending decisions to choose lower priced products, particularly as a result of our price increases implemented in 2022 and 2023 intended to offset these input costs. We may not be able to increase our prices or productivity sufficiently enough to offset these costs. For example, as part of our Transformation Initiative in 2023, we exited low-margin elements of the cleaning and sanitization business as the demand for sanitizing and disinfecting products declined significantly after the COVID-19 pandemic. The current macroeconomic conditions, including as a result of changing consumer attitudes or behaviors or other macroeconomic conditions (such as inflation, tariffs, supply chain disruptions, trade disputes, foreign exchange volatility, geopolitical uncertainty, financial market instability and any resulting recession or slowed economic growth) can negatively impact consumer discretionary spend for our products.

If we fail to manage our inventory effectively, our business, financial condition, results of operations and liquidity may be materially and adversely affected.

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for various products to make purchase decisions and to manage our inventory. Demand for products, however, can change significantly between the time inventory or package components are ordered and the date of sale. Demand may be affected by new product launches of our competitors, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, unseasonable weather conditions, weakening of economic conditions or consumer or customer confidence in future economic conditions, our failure to accurately forecast acceptance for our new products or our consumers not purchasing products in the quantities that we expect and unanticipated changes in general market conditions or other factors. It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party manufacturers and suppliers, we may be subject to a heightened risk of inventory obsolescence, a shortage of product to deliver to our consumers and customers, a decline in inventory values, and significant inventory write-downs or write-offs. For example, in connection with Powering Honest Growth, we recorded a discrete apparel inventory write-down of $15.9 million, inclusive of overhead costs and tariffs. If we are required to lower sale prices or fund markdowns in order to reduce inventory level or to pay higher prices to our suppliers, our gross margins might be negatively affected.

Inventory levels in excess of consumer or customer demand have resulted and may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our business. For example in the first quarter of 2025, we recorded an inventory write-down of $3.2 million, inclusive of overhead and tariffs, which included a $3.0 million write-down related to our new diaper renovation as we transitioned to our new diaper products, and we may record inventory write-downs in the future. Additionally, unrelated to Powering Honest Growth, we earmarked donations of $2.1 million related to diaper inventory forecast reductions with a key retailer. In addition, if we underestimate the demand for our products, our third-party manufacturers may not be able to produce products to meet our consumer or customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. Future out-of-stock disruptions may negatively impact our results of operations, reputation and distributor relationships.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely affect our business, financial condition, and results of operations.

Our inability to secure, maintain and increase our presence with retailers could adversely impact our revenue, and in turn our business, financial condition, results of operations and prospects could be adversely affected.

Our operations include sales to retailers and their related websites, which in 2025, accounted for approximately 91% of our revenue. The success of our business is largely dependent on our continuing development of strong relationships with major retail chains. Amazon, Target and Walmart represented 39%, 28% and 8%, respectively, of our retail sales in 2025. The loss of our relationship with Amazon, Target, Walmart or any other large retail customer could have a significant impact on our revenue. For example, in 2023 and 2025 we exited distribution in low-margin products and channels and our rotational program with Costco was not renewed. Additionally, in 2024, we exited selling certain products with a drug store customer and in 2024 and 2025 we experienced distribution losses with two of our largest retail customers on certain diaper SKUs, which has impacted our revenue and we expect will negatively impact our diaper revenue in the future. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. We also may not be successful in executing our launches with new retailers. Consequently, growth opportunities may be limited and our revenue, business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish or maintain relationships with other retailers in new or current markets.

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

A key element of our growth strategy depends on our ability to increase the physical availability of our products through expanded stores, doors, aisles, shelves and facings while developing and marketing new and innovative ways to use our products that meet our standards for quality and appeal to our consumers. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff, including chemists, a toxicologist and an eco-toxicologist, developing and testing product formulas and prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. Our product offerings have changed since our launch, which makes it difficult to forecast our future results of operations. Demand for certain product offerings can be volatile. There can be no assurance that demand for our products will be maintained or grow after introduction or that we will successfully develop and market new products that appeal to consumers. For example, product formulas we develop may not contain the product attributes desired by our consumers. Any such failure may lead to a decrease in our growth, sales and ability to achieve profitability, which could adversely affect our business, financial condition, results of operations and prospects.

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

In order to remain competitive and expand and keep market share for our products across our various channels, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could impact our operating results. Additionally, we may choose to change one of our marketing or advertising partners, which may prove to be unsuccessful. Substantial advertising and promotional expenditures have been required in the past and may be required in the future to maintain or improve our brand’s market position or to introduce new products to the market, and we are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. In addition, since 2022 the industry experienced an increase in paid advertising which impacted our ability to cost-effectively drive traffic to Honest.com. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which may negatively affect the placement of our links. Social media platforms and other digital advertising platforms have increased the costs of digital advertising which has made such marketing less cost effective and partially led us to shift our advertising budget toward retail channels, and in turn reduced the number of visits to our website and social media channels.

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

In many product categories, we compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide greater value than less expensive alternatives. If the difference in perceived value between our brand and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding changes to trade policies and tariffs, the continuing effects of inflation, increased interest rates, increasing prices of our products, and risk of a recession, consumers may purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our products or an unfavorable shift in our product mix, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We have positioned our brand to capitalize on growing consumer interest in Clean Conscious® products. The clean consumer product industry is sensitive to national and regional economic conditions and the demand for the products that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Current macroeconomic conditions, including as a result of changing consumer attitudes or behaviors or other macroeconomic conditions (such as inflation, tariffs, supply chain disruptions, trade disputes, foreign exchange volatility, geopolitical uncertainty, financial market instability and any resulting recession or slowed economic growth) can negatively impact consumer discretionary spend for our products. These external economic conditions, including geopolitical uncertainty, have become more challenging and uncertain in recent years. Current and any future economic conditions such as employment levels, business conditions, housing starts, market volatility, interest rates, inflation rates, potential changes in tariffs and trade barriers, energy and fuel costs and tax rates, or our actions in response to these conditions, such as price increases, including our price increases in 2022 and 2023, could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of clean consumer products that consumers purchase where there are alternatives, given that many products in this category often have higher retail prices than do their conventional counterparts.

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

Jessica Alba departed as our Chief Creative Officer on April 9, 2024. Jessica Alba is a globally recognized Latina business leader, entrepreneur, advocate, actress, and New York Times bestselling author. We believe that the success of our brand has historically been based in part on our affiliation with Jessica Alba. We had an agreement with Jessica Alba, or the Likeness Agreement, which, among other things, included a license for her likeness and imposed various obligations on us. The Likeness Agreement was terminated as part of Ms. Alba's departure from her Chief Creative Officer position. In connection with the termination of the Likeness Agreement we recorded an inventory write-down of $0.8 million during the year ended December 31, 2024, inclusive of overhead costs and tariffs. Additionally, we earmarked donations of $0.4 million, inclusive of overhead costs and tariffs. We may have future inventory write-offs as we are prohibited from selling existing inventory that uses certain specified licensed intellectual property on its packaging. We have also historically depended on Ms. Alba’s social media reach and influence to connect with consumers and provide insight on current trends. For example, the Honest Beauty social channels where Ms. Alba was featured frequently in the past have lost significant viewership and engagement over the past two years. The loss of the services of Ms. Alba and the loss of our ability to use Ms. Alba’s likeness, could have an adverse effect on our business, financial condition and results of operations.

In addition, our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees, including Carla Vernón, who became our CEO in 2023 and Curtiss Bruce, who became our CFO in 2025. The market for such positions is competitive. Qualified individuals, like Ms. Vernón with her extensive experience in CPG and with founder-built businesses, are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. The loss of one or more of our executive officers could harm morale, cause additional personnel to depart, or introduce operational delays or risks as successor executives learn our business, each of which could harm our operating results. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and results of operations could be adversely affected.

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

In addition, an increase in the use of social media influencers for product promotion and marketing may cause an increase in the burden on us to monitor compliance of the content they post and increase the risk that such content could contain problematic product or marketing claims in violation of applicable laws and regulations. For example, in some cases, the Federal Trade Commission, or the FTC, has brought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content that our influencers post, and if we were held responsible for any false, misleading or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or forced to alter our practices, which could have an adverse impact on our business.

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

We have incurred net losses periodically since our inception and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $15.7 million, $6.1 million and $39.2 million in the years ended December 31, 2025, 2024 and 2023, respectively. Even as we try to manage our expenses and despite executing the Transformation Initiative and Powering Honest Growth, these efforts may be more costly than we expect and may not result in increased revenue or growth or margin improvements in our business in the future. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

We rely on independent third-party certification to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products with specific certification claims, such as the USDA’s BioPreferred Program for certified biobased products, the National Eczema Association’s NEA Seal of Acceptance, and the IWSFG standard for flushable wipes. For example, we can lose our certifications if we use unapproved raw materials or incorrectly use a certification on product labels or in marketing materials. The loss of any independent certifications could adversely affect our market position and brand reputation as a maker of clean products, and our business, financial condition, results of operations and prospects could be adversely affected.

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

Our business may be adversely affected if we are unable to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, handheld computers such as notebooks and tablets and television set-top devices, has increased dramatically over the past decade. The versions of our website and mobile applications developed for these devices may not be compelling to consumers and may be costly to maintain. If we or our retail or ecommerce partners are unable to attract consumers to our or their websites or mobile applications through these devices or are slow to develop a version of such websites or mobile applications that are more compatible with alternative devices, we may fail to capture a significant share of consumers in our product categories and could also lose consumers, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, we are increasingly incorporating artificial intelligence (“AI”) and data analytics into our operations. Our ability to compete effectively depends in part on our capacity to adopt these technologies in a timely and responsible manner. If we fail, or are perceived to have failed, to keep pace with competitors' use of AI to improve operating efficiencies, develop commercial insights, or anticipate consumer preferences, our competitive position, market share, and financial results could be adversely affected. The adoption of AI technologies (including generative AI and autonomous or "agentic" AI systems) also introduces operational risks. AI systems may produce inaccurate, biased, or unreliable outputs that could lead to, among other things, flawed business decisions, inefficient resource allocation, or errors in manufacturing, ordering, or fulfillment processes. We rely on third-party AI platforms and service providers, and disruptions, errors, security vulnerabilities or other issues in those systems could harm (including interrupt) our operations and otherwise expose us to liability. Additionally, the use of AI tools by our employees, contractors, service providers, or other third parties with whom we work may, among other things, inadvertently disclose confidential information, compromise trade secrets, or generate content that infringes third-party rights (including intellectual property). Outputs generated by AI tools could be inconsistent with our brand values.

The rapid evolution of AI technologies has in the past and may in the future also intensify cybersecurity risks, as threat actors increasingly use AI to develop more sophisticated attacks, including enhanced phishing, malware, deepfake impersonation, and social engineering techniques. Cybersecurity incidents involving AI systems and/or data processed through such systems could result in, among other things, business disruption, reputational harm, regulatory penalties, and loss of customer trust. In addition, the legal and regulatory environment for AI is evolving rapidly across multiple jurisdictions. Governments have in the past and may in the future enact laws governing the development, deployment, and use of AI, including requirements related to transparency, algorithmic accountability, data privacy, and bias mitigation. Compliance with these diverse and potentially conflicting requirements has in the past and may in the future increase our costs, limit how we (or the third parties with whom we work) deploy AI technologies, as well as expose us to enforcement actions, litigation, reputational harm and other consequences.

Intellectual property rights related to AI-generated content remain uncertain. We may face claims that our use of AI tools infringes third-party copyrights, patents, or other intellectual property, and we may have limited ability to obtain intellectual property protection for AI-generated outputs. These uncertainties could affect our ability to protect our brand and proprietary information. In addition, shifts in consumer behavior driven by AI, including the emergence of AI-powered shopping agents or recommendation systems, could reduce demand for our products if such systems favor competitors' offerings. We may also be required to invest significant resources to develop, acquire, or integrate AI-driven and agentic technologies, and there can be no assurance that such investments will be successful, cost-effective, or result in increased demand for our offerings. Our failure, or perceived failure, to effectively leverage AI to understand and respond to changing consumer preferences could erode our market position.

Severe weather, including hurricanes, earthquakes and natural disasters, could disrupt normal business operations, which could result in increased costs and have an adverse effect on our business, financial condition, results of operations and prospects.

Our services and operations, including several of our fulfillment centers, customer service centers, data centers and corporate offices are located in California, Minnesota, Nevada and Pennsylvania, and other areas and cross dock facilities that are vulnerable to damage or interruption from natural disasters, power losses, telecommunication failures, terrorist attacks, human errors, break-ins and similar events. The occurrence of a natural disaster or other unanticipated problems at our facilities could result in lengthy interruptions in our services as well as higher insurance premiums. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate offices are located, is in an earthquake fault zone and because the Los Angeles area is subject to the increased risk of wildfires, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and one of our key fulfillment and delivery centers. Although we are insured up to certain limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires, either of these events, if incurred, could adversely affect our business, financial condition, results of operations and prospects.

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

We depend heavily on ocean container delivery to receive shipments of certain of our products such as wipes from our third-party manufacturers located in China and contracted third-party delivery service providers to deliver our products to our fulfillment centers located in Las Vegas, Nevada and Breinigsville, Pennsylvania, and from there to our consumers and retail customers. Our third-party manufacturers also rely on ocean container delivery to receive shipments of raw materials and components for our products. Further, we rely on one major carrier for our domestic freight. Interruptions to or failures in these international and domestic transportation and delivery services have in the past prevented and could in the future prevent the timely or successful delivery of our products. These interruptions or failures may also be due to unforeseen events that are beyond our control or the control of our third-party delivery and transportation service providers, such as truck shortages, labor unrest, political turmoil or natural disasters. There is no assurance that these interruptions or failures will not happen again. For example, a labor strike at a port could negatively impact the delivery of our imported wipes, and the escalating trade dispute between the United States and China, United States and Mexico, and United States and Canada, including any potential tariff or trade barriers, and the increased demand for shipping containers have and may in the future restrict the flow of the goods, including our components and wipes from China to the United States and our diapers from Mexico to the United States. Any failure to provide high-quality delivery services to our consumers may negatively affect the shopping experience of our consumers, damage our reputation and cause us to lose consumers.

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

We may in the future incur losses from various types of fraud, including from phishing attempts and merchant fraud. Although we have measures in place to detect and reduce the occurrence of fraudulent activity, those measures may not always be effective. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and additional expenses and our business, financial condition, results of operations and prospects could be adversely affected.

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

Acquisitions, investments and other strategic alliances involve numerous risks, including:
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

For example, we have terminated our strategic alliance with Butterblu and sued Butterblu for alleged breaches of the supplier services agreement pursuant to which Butterblu provided certain design, manufacturing, sales and marketing services to us. Litigation related to our respective obligations under the supplier services agreement and the terms of termination, and costs to us related to the inventory we agreed to purchase and own for the term of the supplier service agreement have adversely affected our results of operations for the year ended December 31, 2025 and will continue to adversely affect our results of operations in the future. In addition, the loss of the relationship with Butterblu will negatively impact sales of our apparel, which will adversely affect our results of operations. For additional information regarding termination of the supplier services agreement with Butterblu and related litigation, see section titled “Supplier Services Agreement” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Revenue generated from apparel was 10% and 12%, respectively, of our total revenue during the year ended December 31, 2025 and 2024.

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

We have incurred substantial losses since inception. As of December 31, 2025, we had federal and state net operating loss carryforwards of $313.0 million and $274.0 million, respectively. The federal loss carryforwards, except the federal loss carryforwards arising in tax years beginning after December 31, 2017, begin to expire in 2032 unless previously utilized. Federal net operating losses, or NOLs, arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire, but the deduction for these carryforwards is limited to 80% of current-year taxable income for taxable years beginning after 2020. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future. We performed a study to determine whether net operating losses and credit carryover limitations exist under Section 382 as of December 31, 2025, and determined that a portion of the net operating losses that were generated during 2022 and prior are subject to Section 382 annual limitations. As of December 31, 2025 and 2024, these limitations did not cause any of the limited net operating losses to be permanently lost. In addition, for state income tax purposes, there may be periods during which the use of NOLs or tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed, including California tax legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027.

Risks Related to Our Dependence on Third Parties

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

All of the products we offer are manufactured by a limited number of third-party manufacturers, and as a result we have been and may continue to be subject to price fluctuations or demand disruptions. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. We renegotiated and agreed to higher purchase prices in 2024 with one of our third-party manufacturers, which may negatively impact our cost of revenue and may have a negative impact on our results of operations in the future. We implemented price increases that took effect in 2022 and 2023 and plan to implement additional price increases in the future as needed to offset input cost inflation. The implementation of these price increases is dependent on acceptance from our customers and accurate input of these pricing changes into our systems and our customers' systems. As we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current product categories. Failure to incorporate these price increases into our and our customers' systems may negatively impact our revenue and business results. We may also be limited in our ability to pass increased costs on to consumers, and may experience reduced demand from consumers as a result of our price increases, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

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

We purchase significant amounts of product supply from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. In addition, we do not maintain long-term supply contracts with many of our suppliers and these suppliers could discontinue selling to us at any time. We do have a long-term supply agreement with Ontex for the manufacture and supply of certain diaper products that ends on January 1, 2027, which either party may terminate if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. If the agreement with Ontex is terminated, is not renewed, or if Ontex becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations, our ability to procure diaper manufacturing services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services. The loss of Ontex, or of any of our other significant suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects. In the fourth quarter of 2025, Ontex asked for additional price increases for 2026. If we are not successful in negotiating this requested price increase or future renewals, or if we are subject to increased pricing terms, our business, financial condition, results of operations and prospects could be adversely affected.

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

In 2023, we entered into an agreement with National Distribution Centers, LLC, or NFI that replaced GEODIS in providing services at our Las Vegas, Nevada fulfillment center. GEODIS Logistics LLC, or GEODIS, still manages our warehouse fulfillment center located in Breinigsville, Pennsylvania. NFI and GEODIS provide warehousing, distribution and fulfillment services to us. Our agreements with NFI or GEODIS may be terminated for any reason by us or by NFI or GEODIS, as applicable, on delivery of prior written notice, and are renewable on an annual basis. In December 2025, we notified GEODIS, pursuant to the terms of the contract, that we are terminating the agreement with them for the Pennsylvania warehouse use and services effective June 30, 2026. If the agreement with NFI or GEODIS is terminated, is not renewed or if one fulfillment center is consolidated into another warehouse fulfillment center or if NFI or GEODIS becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations, our ability to procure warehousing, distribution and fulfillment services may be impaired, and we may not be able to obtain, or may face increased costs related to, such services and our business, financial condition, results of operations and prospects could be adversely affected. If we are not successful negotiating such renewals or consolidating our warehouses, our business, financial condition, results of operations and prospects could be adversely affected as we may have to work with a new provider of warehousing, distribution and fulfillment services which could be disruptive to our operations and further increase our costs.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in the United States, China and Mexico and other countries to a lesser extent, to source, manufacture and partner with us for the innovation of all of our products, including product components, under our owned brand. We engage many of our third-party suppliers and manufacturers on a purchase order basis and in some cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply, manufacture and to partner in innovation of our products may be affected by raw material availability and prices, competing orders placed by other companies and the demands of those companies. Our operating results have been negatively impacted by increases in the costs of manufacturing our products, and we have no guarantees that costs will not continue to rise. For example, some of our contracts with third-party manufacturers have clauses that trigger good faith renegotiation of purchase costs in the case of significant raw material cost escalation. We have previously negotiated and agreed to higher purchase prices, which has negatively impacted our cost of revenue, and additional negotiations could negatively impact our cost of revenue in the future. In 2025, we agreed to increased purchase costs from our diaper manufacturer and received requests to renegotiate purchase costs from other third-party manufacturers. In the fourth quarter of 2025, Ontex asked for additional price increases for 2026. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. In addition, if we experience significant decreases in demand, our third-party manufacturers may increase product purchase costs. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties, tariffs and excise taxes; any failure to comply could adversely affect our business.

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our brand and business or cause consumer dissatisfaction. For example, as disinfecting and sanitization products faced supply chain challenges during the COVID-19 pandemic, decelerating market demand and aging and slower turning inventory, we had received some product quality complaints from customers and consumers that resulted in additional refunds, returns, write-offs and remediation costs. Remediation costs would be significant, including the cost to rework a product to be in sellable condition or the cost to destroy a product that cannot be remediated, and while immaterial as of December 31, 2025, they could have an adverse effect on our business, financial condition and results of operations. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

We have also outsourced portions of our fulfillment process, as well as certain technology-related functions to third-party service providers. Specifically, we rely on third parties in a number of foreign countries and territories and we use third-party hosting and networking providers to host our sites. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third party, could have an adverse effect on our business, financial condition, results of operations and prospects. We are not party to long-term contracts with some of our retail and ecommerce customers, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

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
•encounter difficulties with proper payment of custom duties, tariffs or excise taxes;
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

We have warehouse fulfillment centers located in Las Vegas, Nevada and Breinigsville, Pennsylvania, which are managed by our distribution partners, NFI and GEODIS, respectively. If we or any distribution partners do not optimize and operate our warehouse fulfillment centers successfully and efficiently, this could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we or any distribution partners do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers. We and our distribution partner may experience disruptions to the operations of our fulfillment centers, which may negatively impact our and our distribution partner’s ability to fulfill orders in a timely manner, which could harm our reputation, relationships with consumers and business, financial condition, results of operations and prospects. We have designed and established our own fulfillment center infrastructure, including customizing inventory and package handling software systems, which are tailored to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver merchandise inventory to our retail and ecommerce partners and could have an adverse effect on our reputation and ultimately, our business, financial condition, results of operations and prospects.

Although we currently rely on our distribution partners, we have in the past and may in the future add short-term warehouse fulfillment centers and/or other distribution capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, results of operations and prospects could be adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner, which could harm our reputation and our relationships with our consumers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be affected by macroeconomic conditions, and there may be delays or increased costs associated with such expansion. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could have an adverse effect on our business, financial condition, results of operations and prospects.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We primarily rely on two major vendors for our inbound domestic freight. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, this could negatively impact our operating results and our consumer experience. Shipping vendors have and may continue to impose shipping surcharges from time to time. In addition, our ability to receive inbound inventory efficiently and ship products to retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our third-party manufacturers, and the escalating trade dispute between the United States and China, the United States and Mexico, and the United States and Canada has and may in the future lead to increased tariffs or trade barriers, and the revocation of current tariff exclusions for certain of our products, which may restrict the flow of goods from China, Mexico, and/or Canada to the United States. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our consumers could become dissatisfied and cease shopping on retailer or third-party ecommerce sites, which could have an adverse effect on our business, financial condition, operating results and prospects.

Risks Related to Legal and Governmental Regulation

Health and safety incidents or advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling our products involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding product safety. Illness, injury or death related to allergens, illnesses, foreign material contamination or other product safety incidents caused by our products, or involving our suppliers, could result in the disruption or discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. For example, in 2015 multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural,” which also resulted in an investigation by the Food and Drug Administration, or the FDA. In 2016 multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-surface cleaner. In 2022, a class action lawsuit was filed against us alleging that our plant-based claim on certain wipes products was deceptive to purchasers. In addition, we voluntarily recalled certain of our baby wipes and baby powder products in 2017. We also voluntarily recalled one of our bubble bath products in January 2021 due to concerns about potential contamination. Despite successfully completing these recalls, these incidents negatively affected our brand image and required significant time and resources to address.

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

Further, many products that we sell carry or are advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits or attributes, including, by way of example, the use of the terms “natural”, “organic”, “clean”, “clean conscious”, “sustainable”, “compostable”, “plant-based”, “hypoallergenic” or “naturally derived,” or similar synonyms or implied statements relating to such benefits or attributes. Although the FDA, FTC, and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” or related concepts like “naturally derived” for use in the personal care industry, which is true for many other adjectives common in the clean conscious product industry. The resulting uncertainty has led to legal challenges. Plaintiffs have commenced legal actions against numerous companies that market “natural”, “naturally derived” or “clean” products or ingredients, asserting false, misleading and deceptive advertising and labeling and breach of warranty claims, including claims alleging the presence of genetically modified or synthetic ingredients, including synthetic, chemically altered or highly processed forms of otherwise natural ingredients. In limited circumstances, both the FDA and FTC have taken regulatory action against products labeled or advertised “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded, and the cost of defending against any such claims could be significant. For example, a class action lawsuit was filed against us in 2022 alleging that our plant-based claim on certain wipes products was deceptive to purchasers. While the case was ultimately resolved, the cost of defending the lawsuit was significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

In the United States, we are subject to regulation by various government agencies, including OHSA, the FDA, the USDA, the FTC, the CPSC, and the EPA, the California Air Resources Board, or CARB, as well as various other federal, state and local agencies. We are also regulated outside the United States by various international regulatory bodies. In addition, we are subject to certain standards, such as the Global Food Safety Initiative, standards and review by voluntary organizations, such as BBB National Programs' National Advertising Division. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising or unfair practices, including under the auspices of the FTC and the consumer protection statutes of some states.

The regulatory environment in which we operate has changed in the past could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or “Endorsement Guides,” to eliminate a safe harbor principle that formerly recognized that advertisers could publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product as long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. In 2023, the FTC updated the Endorsement Guides again to include social media tags in the definition of “endorsement” and to impose more prescriptive disclosure requirements in social media posts. Similarly, in 2012, the FTC announced revisions to its Guides For The Use Of Environmental Marketing Claims, or the “Green Guides,” that assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The Green Guides revisions introduced new and proscriptive guidance regarding advertisers’ use of product certifications and seals of approval, “recyclable” claims, “renewable materials” claims, “carbon offset” claims and other environmental benefit claims. Although we strive to adapt our marketing efforts to evolving regulatory requirements and related guidance, we may not always anticipate or timely identify changes in regulation or official guidance that could impact our business, with the result that we could be subjected to litigation and enforcement actions that could adversely affect our business, financial condition, results of operations and prospects. Future changes in regulations and related official guidance, including the Endorsement Guides and Green Guides, could also introduce new restrictions that impair our ability to market our products effectively and place us at a competitive disadvantage with competitors who depend less than we do on environmental marketing claims and social media influencer relationships.

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

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of consumer class action litigation, other legal claims, government investigations or other regulatory enforcement actions. The product marketing and labeling practices of companies operating in our product categories and Clean Conscious® products segments of the marketplace receive close scrutiny from the private plaintiff’s class action bar and from public consumer protection agencies. Accordingly, there is risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general or other consumer protection law enforcement authorities will bring legal actions concerning the truth and accuracy of our product marketing and labeling claims. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, false advertising, unfair and deceptive practices, negligent misrepresentation, unjust enrichment, breach of warranty and breach of state consumer protection statutes. We have been targeted with such litigation in the past. For example, in 2015, multiple class action lawsuits were filed against us claiming that certain of our products, including our sunscreen, were ineffective and were not “natural.” In 2017, we settled these class action lawsuits by agreeing to labeling changes and a $7.4 million settlement fund. In 2016, multiple class action lawsuits were filed against us claiming that we misled buyers about ingredients in our laundry detergent, dish soap and multi-surface cleaner. In 2017, we settled these class action lawsuits by agreeing to marketing or reformulating changes and a settlement fund of $1.6 million. In 2022, a class action lawsuit was filed against us alleging that our plant-based claim on certain wipes products was deceptive to purchasers. While the case was ultimately resolved, the cost of defending the lawsuit was significant.

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

We may be subject to stakeholder scrutiny related to our Environmental, Social, Governance (“ESG”) practices, commitments, performance and disclosures. We have certain policies and/or programs, including with respect to responsible ingredients and sustainability, safety and health, human capital management, social performance and community relations, human capital and/or supply chain code of conduct. Our stakeholders might be dissatisfied with these practices, commitments, performance and/or disclosures, or their adoption, implementation and success or lack thereof. Investor advocacy groups, certain institutional investors, investment funds, creditors and other investors have been focused, and may continue to focus on ESG practices.

Our ESG disclosures may reflect goals, aspirations, commitments, cost estimates and other expectations and assumptions, including over long timeframes, which are based on available data and estimates, and may be refined or expanded over time, and may not be realized.

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

In the ordinary course of business we process, and our vendors process on our behalf, personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information for legal and marketing purposes, and for other business-related purposes. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf.

Data privacy and information security has become a significant issue in the United States, countries in Europe, and in many other countries in which we operate or where we offer our products and services. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and foreign laws, orders, codes, regulations and regulatory guidance regarding privacy, information security and processing consumer protection laws, and other similar laws (which we collectively refer to as Data Protection Laws), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of consumers for processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process consumer information and operate our business.

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

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, the Telephone Consumer Protection Act, or TCPA, the Controlling the Assault of Non-Solicited Pornography And

Marketing Act, or CAN-SPAM, other state and federal laws relating to privacy or data security, and other similar laws (e.g., wiretapping laws). The TCPA and state-law equivalents impose various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers using technology such as telephones, mobile devices, and text messages. TCPA and state-law equivalent violations can result in significant financial penalties, as businesses can incur penalties or criminal fines imposed by the relevant regulatory authorities; for example, under the TCPA, the Federal Communications Commission. In addition, failure to comply with such laws could lead to private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Many states have enacted telemarketing laws and regulations that are even more proscriptive than the TCPA and that pose additional litigation and regulatory enforcement risks. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights impacts our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. Certain of these state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to make specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been passed and continue to be considered in other states, as well as at the federal and local levels, and we expect similar laws to be passed in the future. If and as we become subject to new data privacy laws, the risk of enforcement action against us increases because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us increases (including individuals, via a private right of action, and state actors) and these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely. Additionally, under various Data Protection Laws and Data Protection Obligations, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws, as we, in certain instances, obtain consumer information from third parties through various methods, including chatbot providers, cookies, or via third-party marketing pixels. Certain of these practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands.

In addition, we are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, in Canada and Mexico, as applicable, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) (and various related provincial laws), the Anti-Spam Legislation (“CASL”), and the Federal Law on Protection of Personal Data Held by Private Parties, are relevant to our operations and the European Union’s General Data Protection Regulation, or GDPR, and the United Kingdom’s GDPR, or UK GDPR, imposes strict requirements for processing the personal data of individuals. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Also, following the expiry of the post-Brexit transitional arrangements, the United Kingdom Information Commissioner’s Office is not able to be our “lead supervisory authority” in respect of any “cross border processing” for the purposes of the GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, with effect from January 1, 2021, we are not able to benefit from the GDPR’s “one stop shop” mechanism. Amongst other things, this means that, in the event of a violation of the GDPR affecting data subjects across the United Kingdom and the EEA, we could be investigated by, and ultimately fined by the United Kingdom Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation. Other countries have also passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses (SCCs), the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on SCCs, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. As such, any transfers by us or our vendors of personal information from Europe may not comply with European data protection law; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; may increase exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere; and may reduce demand for our products from companies subject to European data protection laws. Companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The inability to import personal data to the United States or other jurisdictions could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business. For example, regulators in the United States such as the Department of Justice have enacted certain data transfer prohibitions and restrictions.

Additionally, individuals are increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Third-party platforms have introduced (or plan to introduce) measures to provide users with more privacy controls over targeted advertising activities, and regulators (including in the EEA/UK) are heavily scrutinizing the use of technologies used to deliver such advertisements. Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third-party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. For example, Apple implemented App Tracking Transparency, which requires user opt-in consent for cross-app and cross-site tracking on its devices and has limited, and may continue to limit, our ability to collect and use certain data for advertising, measurement, and attribution purposes. Google has similarly expanded privacy controls on its Android devices and related services that allow users to limit data sharing for targeted advertising and cross-app tracking. Other browsers, such as Firefox and Safari, have already adopted similar measures.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices and Internet neutrality. It is not clear how some existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as many of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or ecommerce. Our website is also subject to a complex and evolving body of domestic and international consumer protection laws and regulations that govern data privacy, cookies, website tools, compliance and content and that vary from jurisdiction to jurisdiction. It is possible that general business regulations and laws and laws specifically governing the Internet, websites or ecommerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by customers and suppliers and may result in the imposition of monetary liabilities and burdensome injunctions. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which is $70,304 per year as of January 1, 2026 for executive, administrative and professional employees with employers that have 26 or more employees. Minimum salary requirements impact the way we classify certain employees, increases our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements could have an adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Intellectual Property and Information Technology

We are increasingly dependent on information technology and our ability to process data in order to operate and sell our products, and if we (or our information technology systems or those third parties with whom we work or our data, are or were compromised), are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; interruptions in our ability to provide our goods and services exposure to liability; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

We rely on information technology networks and systems and data processing (some of which are managed by third-parties) to market, sell and deliver our products and services, to fulfill orders, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal information, sensitive, confidential or proprietary information, financial information and other information (which we collectively refer to as sensitive information), to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, process orders and to comply with regulatory, legal and tax requirements (which we collectively refer to as Business Functions).

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

Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third parties’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services. Threat actors may also gain access to other networks and systems after a compromise of our or third parties’ networks and systems. For example, threat actors may use an initial compromise of one part of a relevant information system environment to gain access to other parts of the relevant environments, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

Remote work increases risks to our information technology systems and data, as more of our personnel utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may also expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite our efforts to ensure, as applicable, the security, privacy, integrity, confidentiality, availability, and authenticity of our information technology networks and systems, as well as the processing of information, there can be no assurance that these measures will be effective. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse events. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach has occurred. We also take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security breach or other interruption. Any material disruption of our networks, systems or data processing activities, or those of our third parties, could disrupt our ability to provide our products and services and cause a material adverse impact to, our Business Functions and our business, reputation and financial condition. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, or otherwise suffers damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, we may experience material adverse consequences, to our Business Functions and our business, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. For example, a security breach or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to information. Our ecommerce operations are critical to our business and our financial performance. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website, any material disruption of our networks, systems or data processing activities related to our websites could damage our brand’s reputation and materially adversely impact our business. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

We have legal obligations (including, in certain instances, contractual) to notify relevant stakeholders of any security breaches. Most jurisdictions have enacted laws requiring companies to notify relevant stakeholders, including affected individuals, customers, regulatory authorities, investors, and others of security breaches involving certain types of data. In addition, our agreements with certain consumers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Further, the SEC has adopted rules that require us to provide greater disclosures around our cybersecurity risk management, strategy, and governance and reactive issues (e.g., security incidents). Complying with these obligations, including making any such disclosures, can be costly, and the disclosures we make to comply with, or the failure to comply with, such requirements could lead to adverse consequences. If we (or our third parties) experience a security breach or are perceived to have experienced a security breach, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of information); financial loss; and other similar harms. Security breaches and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.

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

We license or have the right to use certain intellectual property which is critical to our business, including in connection with the Mutual Separation Agreement with Jessica Alba. If we fail to comply with any of the obligations under our license agreements or the Mutual Separation Agreement with Jessica Alba, including not selling licensed products after the agreed timeframe, we may be required to pay damages, dispose of licensed products, increase our reserves for licensed products that cannot be sold, and the licensor may have the right to terminate the license, which could adversely impact our business, financial condition and result of operations. Termination by the licensor would cause us to lose valuable rights, and could inhibit our ability to commercialize our products. If any contract interpretation disagreement were to arise, the resolution could narrow what we believe to be the scope of our rights to the relevant intellectual property or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could adversely impact our business, financial condition and results of operations.

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

Risks Related to Conducting Business Internationally

International trade disputes and the U.S. government’s trade policy, including recently enacted tariffs and potential new tariffs, have in the past and may in the future adversely affect our business, financial condition, results of operations and prospects.

International trade disputes or changes in government priorities could result in tariffs and other protectionist measures that adversely affect our business. Tariffs have increased the cost of our products and the components and raw materials that go into making them, and we could face similar cost increases in the future. These increased costs impacted the gross margin that we earn on the sale of our products. Countries may also adopt other protectionist measures that could limit our ability to offer our products. The imposition of tariffs and other restrictive trade policies and resulting legal challenges have created a dynamic and unpredictable trade landscape, which have adversely impacted our business and could adversely impact our business in the future.

The U.S. government has adopted, and indicated its intent to continue to adopt, a new approach to trade policy, and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. The tariffs initiated as of December 31, 2025 have had a material impact on our operating results, and to the extent that significant additional tariffs are imposed, including the new tariffs being imposed under the current presidential administration, they could have a further material impact on our operating results. Certain products, such as our baby wipes, are imported from China, our diapers are imported from Mexico and certain other components of our products are sourced from other countries and could be subject to the tariffs. Any price increases on these products to mitigate these costs may not be absorbed by consumers or may lead to decreased demand. Moreover, any such tariffs could require a shift in manufacturing location, which could have an adverse effect on results of operations and could introduce uncertainty, including on product quality, with a new manufacturer. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products on expected timelines or if any price increases are poorly received by our consumers. Any attempt to mitigate the adverse effects of these tariffs may not be successful.

We cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The current U.S. presidential administration has criticized existing trade agreements, and while it remains unclear what actions the current administration may continue to take with respect to existing and proposed trade agreements, or restrictions on trade generally, more stringent export and import controls may be ultimately imposed in the future. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies may exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, geopolitical uncertainty, financial market instability, and economic recessions or downturns, which may also adversely impact demand for our products, our costs, our consumers, our suppliers, and limit our access to capital, which in turn could have an adverse effect on our business, financial condition, results of operations and prospects. Ongoing tariff, trade restrictions and macroeconomic and geopolitical uncertainty also may contribute to volatility in the price of our common stock.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in this “Risk Factors” section.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products into certain markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions.

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
•changes in strategy and restructuring activities; and
•changes in the anticipated future size and growth rate of our market.
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

We will no longer qualify as an emerging growth company as of December 31, 2026, or earlier if certain conditions exist.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending December 31, 2026 and fiscal years thereafter. If we are unable to assert in any such annual report that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected. To comply with Section 404, we have engaged in and will continue to engage in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we have hired and may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and will reduce our cash reserves.

On February 20, 2026, our Board of Directors approved the Company’s first share repurchase program for up to $25.0 million of our outstanding common stock. Although our Board of Directors authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions, all of which may be negatively impacted by the current uncertain macroeconomic and geopolitical conditions. In addition, the terms of our 2023 Credit Agreement impose limitations on our ability to repurchase shares during the term of our credit facility. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will reduce our cash and cash equivalents.

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

Our Information Security function is overseen by our Vice President of Technology and is supported by our information security team, legal, and various third-party service providers. In doing so, they administer our Enterprise Risk Management Program that is designed to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s and industry’s risk profile using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of potential threat environments, and conducting vulnerability assessments in order to identify vulnerabilities in our systems. We have developed a Cybersecurity Program that is designed to assess and improve the governance, identification, detection, and response of our critical systems.

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

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s Enterprise Risk Management Program with our Board of Directors, through the Audit Committee, maintaining oversight of cybersecurity risk management. Our internal security team, in conjunction with our Sr. Infrastructure & IT Operations Manager works with a third-party risk management company to perform a periodic security risk assessment across our organization's systems and processes against industry-recognized frameworks.

We use third-party service providers to assist us from time to time in our efforts to identify, assess, and manage material risks from cybersecurity threats, including, for example, third-party cybersecurity software providers, managed service providers and penetration testing firms. Additionally, we use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program designed to manage cybersecurity risks associated with our use of these providers, which includes collecting a security questionnaire and relevant reports from such providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor titled, “We are increasingly dependent on information technology and our ability to process data in order to operate and sell our products, and if we (or our information technology systems or those third parties with whom we work or our data, are or were compromised), are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; interruptions in our ability to provide our goods and services exposure to liability; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function and the board of directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. The Audit Committee of the board of directors is responsible for reviewing the Company's financial reporting of cybersecurity risks and incidents.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Technology who has over twenty years of experience in leading and operating a variety of technology functions and our Sr. Infrastructure & IT Operations Manager who has over eight years of experience in designing and implementing secure systems and networks, focused on information and data security.

Our Vice President of Technology, SVP Enterprise Strategy and Technology, and CFO are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Vice President of Technology, SVP Enterprise Strategy and Technology, and CFO are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO and Vice President of Technology. The CFO and Vice President of Technology work with the Sr. Infrastructure & IT Operations Manager to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Audit Committee certain cybersecurity incidents.

The Audit Committee of the board of directors receives periodic reports from the Vice President of Technology concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented which are designed to address them. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

We lease our corporate headquarters located at 12130 Millennium Drive #500, Los Angeles, California, in a LEED certified building where we occupy approximately 46,518 square feet of office space pursuant to a lease that expires in February 2027. This lease provides us with an option to extend it for up to two consecutive periods of five years each. We also lease a corporate office located at 3033 Excelsior Boulevard #575, Minneapolis, Minnesota, where we occupy approximately 4,500 square feet of office space pursuant to a lease that expires in April 2031. This lease provides us with an option to extend it for an additional five years. We also lease a warehouse and distribution facility located in Las Vegas, Nevada where we occupy approximately 570,000 square feet pursuant to a lease that expires in December 2027, with an option to extend this lease for up to two consecutive periods of five years each. We have a second warehouse and distribution facility in Breinigsville, Pennsylvania where we occupy approximately 335,000 square feet pursuant to a servicing agreement with GEODIS Logistics LLC (“GEODIS”). From time to time we also utilize outside storage on a short-term basis. We have two distribution partners that operate our facilities on our behalf: National Distribution Centers, LLC (“NFI”) and GEODIS. Our Las Vegas, Nevada facility is operated by NFI and our Breinigsville, Pennsylvania facility is operated by GEODIS. In total, we have approximately 930,000 square feet of facility space that we leverage to fulfill retail order and, until December 31, 2025, leveraged to fulfill DTC orders. As part of Powering Honest Growth, in December 2025, we notified GEODIS, pursuant to the terms of the contract, that we are terminating the agreement with them for the Pennsylvania warehouse use and services effective June 30, 2026. Following June 30, 2026, we will only be operating with the Nevada warehouse. We believe that our current facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on Nasdaq Global Select Market on May 5, 2021, under the symbol “HNST.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 20, 2026, we had approximately 96 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

In April 2021, our board of directors declared a cash dividend of $35.0 million to the holders of record of our common stock and our redeemable convertible preferred stock as of May 3, 2021, which we paid on June 29, 2021 (the “2021 Dividend”). Other than the 2021 Dividend, we have not declared or paid cash dividends on our capital stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including any restrictions in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant. The 2023 Credit Facility contains restrictions on our ability to pay dividends.

Comparative Stock Performance Graph

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025.

 Overview

Founded in 2012, The Honest Company (the “Company,” or “Honest,” or which may also be referred to as “we,” “us” or “our”) is a personal care company dedicated to creating cleanly-formulated and sustainably-designed products for everyone from babies to adults. By combining thoughtful design with science-based innovation, we deliver personal care products for everyone from babies to adults, spanning categories across wipes, personal care, diapers, and beauty. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We seek to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and availability. We believe our distribution strategy positions us for continued growth through our trusted brand and award-winning multi-category product offering.

The Honest Standard, the Company’s rigorous set of guiding principles that shape every step of product innovation and development, reflects Honest’s ongoing dedication to safety, transparency and integrity. As a leader in clean and sustainable products, Honest continues to set a new standard for clean formulations, bringing joy to a community that seeks authenticity, transparency and efficacy in everyday essentials. Honest products are available nationwide at major retailers, including Amazon, Target and Walmart.

Effective December 31, 2025, we have transitioned away from Honest.com as a shipping and fulfillment channel, while maintaining Honest.com as a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase through our leading retailers and their websites, and third-party ecommerce sites.

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

In October 2025, our Board of Directors approved Transformation 2.0: Powering Honest Growth ("Powering Honest Growth") which builds upon our original Transformation Pillars of Brand Maximization, Margin Enhancement and Operating Discipline. Powering Honest Growth is aimed at improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including exiting Honest.com fulfillment and apparel, as well as exiting retail and online stores in Canada, optimizing our cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies.

Powering Honest Growth is projected to result in the following:

•Costs associated with Powering Honest Growth, including restructuring costs, are expected to be approximately $30.0 million to $35.0 million to be recognized through the first quarter of 2027. During the year ended December 31, 2025, we have recognized $24.0 million of total costs related to Powering Honest Growth. See table below for additional details of total costs.
◦Of this range, we expect approximately $5.0 million to $8.0 million to be related to restructuring costs, primarily comprising contractual and external obligation costs, employee and personnel-related costs and asset and other restructuring-related costs, and approximately $25.0 million to $27.0 million to be related to other costs included in cost of revenue, primarily related to a discrete inventory write-down related to exiting apparel, fixed asset impairments, and costs associated with the warehouse closure, some of which have already been incurred. For the year ended December 31, 2025, we have recognized $4.2 million in restructuring costs and $19.8 million in cost of revenue included on the consolidated statements of comprehensive loss.
•Powering Honest Growth is expected to result in annualized benefits in the range of approximately $10.0 million to $15.0 million, and the Company expects to begin seeing benefits in 2026. These benefits include reduction in costs of revenue and reduction in operating expenses, offset by a decrease in revenue related to the exit of lower margin non-strategic portfolios.
•The cash impact of costs related to Powering Honest Growth is expected to be in the range of approximately $15.0 million to $20.0 million for the full year 2026, with an immaterial amount of costs incurred during the year ended December 31, 2025 and the remainder to be incurred in 2026 and 2027.
•We expect the restructuring element of Powering Honest Growth to be substantially completed by December 31, 2026. We may incur other costs or cash expenditures not currently contemplated as a result of or in connection with Powering Honest Growth.

We expect to continue driving benefits from the three Transformation Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline:

1) Brand Maximization

•Leveraging the strength of the Honest brand to drive growth through greater availability, expanded household penetration, product innovation, margin-accretive products, and marketing effectiveness.
•Pricing strategy as a driver of revenue is also a component of Brand Maximization.

2) Margin Enhancement

•Focusing our resources on the United States, which included the exit of our low-margin products in Europe and Asia in 2023 and, most recently, Canada in 2025.
•Exiting low-margin elements of cleaning and sanitization products in 2023 and apparel in 2025.
•Executing an inventory, or stock-keeping unit (“SKU”), rationalization program in 2023.
•Re-directing resources to accelerate cost savings, including optimization of our contract manufacturing strategies, optimization of our supply chain footprint and inventory management, along with leveraging technology to improve systems, reduced shipping and logistic costs, and product costs.
•Realigning resources to reflect the prioritization of higher-margin opportunities, including strategic shift away from our lower margin channels, including exiting our direct-to-consumer (“DTC”) channel in 2025.

3) Operating Discipline

•Focusing on improving our executional excellence in how we operate as an enterprise.
•Building a culture that emphasizes returns across growth drivers, including marketing, trade promotion, and innovation.
•Managing working capital including the reduction of inventory.
•Rightsizing selling and general and administrative costs.

Costs associated with Powering Honest Growth for the year ended December 31, 2025 were as follows (in thousands):

For the year ended December 31, 2025
Cost of Revenue(1)	$19,837
Restructuring Costs(2)	4,159
Total	$23,996
______________

(1) Cost of revenue includes discrete inventory write-downs of $15.9 million related to the exit of apparel, machinery and equipment write-offs of $2.5 million, apparel purchase commitments of $1.1 million and accelerated depreciation of $0.4 million for the year ended December 31, 2025.
(2) Refer to the restructuring table under "Results of Operations" below for further details of operating expenses included in restructuring costs on the consolidated statements of comprehensive loss.

For further details on the restructuring element of Powering Honest Growth, refer to Note 15, “Restructuring” included in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Operational and Marketing Efficiency

To grow our business, we intend to continue to improve our operational and marketing efficiency, which includes attracting new consumers, increasing community engagement and connection with our brand, and improving fulfillment and distribution operations. Our marketing model is inclusive of a best-in-class modern approach across paid, owned, and earned marketing channels. We invest significant resources in marketing and content generation, use a variety of brand and performance marketing channels and work continuously to improve brand exposure at our retail customers to acquire new consumers. It is important to maintain reasonable costs for these marketing efforts relative to the revenue we expect to derive from our consumers. We leverage proprietary consumer insights and best-in-class analytics to guide our distribution strategy and inform our marketing spend optimization. Our future success depends in part on our ability to effectively attract consumers on a cost-efficient basis and achieve efficiencies in our operations. In addition, we believe we have been able to achieve some operational and marketing efficiency as part of cost savings in connection with our Brand Maximization Transformation Pillar.

Ability to Execute Increasing Physical and Digital Availability

The core of our growth strategy centers around increasing physical and digital availability of our products through expanded stores, doors, aisles, shelves and facings. While we have made significant progress in our distribution gains, we are still under indexed compared to competition. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage. We will continue to pursue partnerships with a wide variety of retailers, including mass retailers, online retailers, club retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period. For example, we experienced distribution losses with two of our largest customers on certain diaper SKUs mainly related to these retailers' footprint changes for certain product categories overall and a shift to more exclusive non-gendered prints with one of these retailers, which impacted our revenue in 2025 and we expect will continue to negatively impact our diaper revenue in the future.

Due to higher costs of shipping and fulfillment activities related to our DTC channel and other related costs, we no longer utilize Honest.com as a shipping and fulfillment channel or sell products through this channel as of December 31, 2025 and instead continue to shift our focus and investments towards more efficient and scalable distribution models with our current retail and digital customers. The Honest.com website will remain a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase offsite. Our discontinuation of Honest.com as a direct shipping and fulfillment channel negatively impacted our revenue for the year ended December 31, 2025; however, we also expect that it will enable improved gross margin in future years.

Our product mix is a driver of our financial performance given our focus on accretive product launches and innovation to increase product margins. Even though our growth strategy aims to boost sales across products by increasing total distribution, we intend to prioritize growth in products with attractive margin characteristics, including wipes and personal care, and leverage our brand equity and consumer insights to extend into new products.

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

Continued Innovation

Research, development and innovation are core elements underpinning our growth strategy. Through our in-house research and development laboratories, we are able to access the latest advancements in clean ingredients. Based in Los Angeles, California, our research and development team, including experts in chemistry and toxicology, develop innovative cleanly-formulated products. At Honest, product innovation is top of mind, including wipes pack size expansion and kids personal care. The improvement of existing products and the introduction of new products have been, and continue to be, integral to our growth. We have made significant investments in our product development capabilities and plan to continue to do so in the future. We believe our rigorous approach to product innovation has helped redefine and grow the clean and naturally-derived product categories in which we operate. Our continued focus on research and development will be central to attracting and retaining consumers in the future. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including our continued investment in innovation. We are also committed to bringing our Honest Standard to new products where we believe there is a need for a higher standard for clean personal care.

Overall Macro Trends

We believe consumers’ increasing interest in cleanly-designed products and purpose-driven companies has contributed to higher demand for certain products, which we believe we are strategically positioned to benefit from. At the same time, changes in macro-level trends, including as a result of changing consumer attitudes or behaviors or other macroeconomic conditions (such as inflation, tariffs, supply chain disruptions, trade disputes, foreign exchange volatility, geopolitical uncertainty, financial market instability and any resulting recession or slowed economic growth), have resulted and could in the future result in fluctuations in our operating results.

Business Operations

Global economic and political uncertainty have increased due to the impact of continued inflationary pressures, adverse impact on confidence in financial markets and geopolitical events, including recently imposed tariffs on certain foreign goods, the possibility of expanding the tariffs to capture other types of goods, and related legal challenges. Additionally, the extent of the impact of macroeconomic trends on our operational and financial performance in the future will depend on future developments. Prolonged unfavorable economic conditions, including as a result of changing consumer attitudes or behaviors or other macroeconomic conditions (such as inflation, tariffs, supply chain disruptions, trade disputes, foreign exchange volatility, geopolitical uncertainty, financial market instability and any resulting recession or slowed economic growth), have had and may continue to have an adverse effect on our sales, margins and profitability. All of these factors are difficult to predict considering the rapidly evolving landscape as we continue to expect a variable operating environment going forward.

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions, specifically tariffs and inflationary pressures, which has adversely affected our supply chain in regards to cost of revenue. We have experienced and anticipate continued increases in product costs due to inflationary pressures, which has in the past and could continue to hamper our ability to drive margin expansion. In addition, notwithstanding legal challenges, we expect tariffs to continue to negatively impact the cost of raw materials, components and finished goods, which has adversely impacted our operational expenses, and may negatively impact our ability to source our finished goods and components. We have taken measures to bolster key aspects of our supply chain and mitigate the impact of tariffs, such as creating an agile supply chain, ensuring sufficient inventory to support our continued growth, minimizing lead times for raw materials, and implementing a robust cost-savings program, as part of our tariff mitigation strategy. In addition, in early 2025 we hired a Senior Vice President of Supply Chain, a newly created role, which has enabled us to accelerate some of the cost savings opportunities we have developed. If we are not successful in our attempts to bolster our supply chain and mitigate the impact of tariffs, our product and fulfillment costs may increase and our business, financial condition, results of operations and prospects could be adversely affected. For example, the fluctuation in tariff rates during the year ended December 31, 2025 and the ongoing uncertainty of those rates, has primarily impacted our wipes product costs during this period, and may in the future impact our ability to forecast the tariff impacts on our cost of revenue. As part of Powering Honest Growth, we are also taking action to optimize our supply chain footprint and inventory management, along with leveraging technology to improve systems.

Additionally, we have experienced purchase price increases from our third-party manufacturers in the past and could face escalation of purchase costs and cost of revenue in the future. In 2025, we agreed to increased purchase costs from our diaper manufacturer and received requests to renegotiate purchase costs from other third-party manufacturers, which negotiations are ongoing.

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

Inventory

Inventory is reflected at the lower of cost or net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we have in the past and expect to incur in the future additional inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory. As part of our efforts to mitigate the impact of tariffs, we increased our inventory on hand during the first half of 2025 to delay the impact of incremental tariffs during 2025.

In connection with Powering Honest Growth, we recorded a discrete apparel inventory write-down of $15.9 million, inclusive of overhead costs and tariffs, related to the termination of our Supplier Services Agreement (defined below), which is included in cost of revenue on the consolidated statements of comprehensive loss. Additionally, unrelated to Powering Honest Growth, we earmarked donations of $2.1 million related to diaper inventory forecast reductions with a key retailer, which is included in selling, general and administrative expenses on the consolidated statements of comprehensive loss.

In connection with the termination of the Likeness Agreement with Jessica Alba, as part of Ms. Alba's departure from her Chief Creative Officer position, after April 4, 2025 we have been prohibited from selling inventory that uses certain specified licensed intellectual property on its packaging, which resulted in additional immaterial inventory write-offs during the year ended December 31, 2025.

Supplier Services Agreement

In August 2022, we entered into a supplier services agreement with Butterblu, LLC (“Butterblu”) pursuant to which Butterblu provided certain design, manufacturing, sales and marketing services to us (the “Supplier Services Agreement”). As part of the Supplier Services Agreement, we agreed to purchase and own inventory for the term of the agreement, which was originally until December 31, 2026, unless terminated sooner. On November 5, 2025, we had sent a Notice of Termination to Butterblu and sued the company for alleged breaches of the Supplier Services Agreement. Through agreement of the parties following our Notice of Termination, Honest and Butterblu extended the Supplier Services Agreement on a temporary basis through December 26, 2025. The Supplier Services Agreement was formally terminated on December 26, 2025. Upon termination, Butterblu was required to discontinue using Honest’s trademarks and prints and to consummate all pending purchase orders received in writing as of the November 5, 2025 termination date, and Honest has the right to sell off all products sourced by Butterblu until and through December 26, 2026 and shall pay Butterblu the Base Service Fee, defined as 22% of Honest's net revenue for product sales and adjusted to ensure that the Base Service Fee does not exceed Honest's gross profit for product sales in the applicable quarter, for product sales through December 26, 2026. We re-filed our suit against Butterblu for the alleged breaches of the Supplier Services Agreement on January 2, 2026. Litigation related to our respective obligations under the Supplier Services Agreement, the termination of this Supplier Services Agreement, any disputes over the terms of the termination, and costs related to the apparel inventory we own have negatively impacted revenue and gross profit, offset by lower operating costs for the fourth quarter ended December 31, 2025 and full year 2025, and are expected to continue to adversely impact our results of operations going forward. In addition, the loss of the relationship with Butterblu negatively impacted apparel revenue and will negatively impact apparel revenue in the future, which may adversely affect our results of operations.

Components of Results of Operations

Revenue

We generate revenue through the sale of our products through our leading retailers and their websites, third-party ecommerce sites and, prior to December 31, 2025, Honest.com. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.

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

Operating Expenses

Our operating expenses consist of selling, general and administrative, marketing, restructuring and research and development expenses.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees, including audit and legal expenses; donation expenses including overhead and tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to our Supplier Services Agreement for Honest baby clothing, our apparel products; and, depreciation and amortization expenses. We expect our general and administrative expenses to decrease as a percentage of revenue as we continue to grow our business and organizational capabilities and efficiencies. We have incurred and expect in the future to continue to incur additional third-party professional fees related to compliance obligations as a public company.

Marketing

Marketing expenses include costs related to our branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production, consumer insights research, and other public relations and promotional initiatives. Given the dynamic macro-environment, higher costs in digital marketing and increased retail distribution, we will continue to optimize our marketing activities for impact and efficiency. We will continue to prioritize investment in marketing initiatives around our most strategic and profitable categories, through strategic key retailers activities, as well as brand building campaigns and initiatives. As we launch new products, we expect to make marketing investments to support growth at key retailers, build brand awareness, encourage first-time use and set the foundation for future revenue growth.

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

Results of Operations

The following table sets forth our consolidated statements of comprehensive loss data for each of the periods indicated:

	For the year ended December 31,
	2025	2024
(In thousands)
Revenue	$371,317	$378,340
Cost of revenue	247,562	233,683
Gross profit	123,755	144,657
Operating expenses
Selling, general and administrative(1)	79,510	99,044
Marketing	51,200	45,093
Restructuring	4,159	—
Research and development(1)	7,347	6,851
Total operating expenses	142,216	150,988
Operating loss	(18,461)	(6,331)
Interest and other income (expense), net	2,979	282
Loss before provision for income taxes	(15,482)	(6,049)
Income tax provision	204	75
Net loss	$(15,686)	$(6,124)
______________
(1)    Includes stock-based compensation expense as follows:

	For the year ended December 31,
	2025	2024
(In thousands)
Selling, general and administrative	$9,734	$15,105
Research and development	778	570
Total	$10,512	$15,675

The following table sets forth our consolidated statements of comprehensive loss data expressed as a percentage of revenue*:

	For the year ended December 31,
	2025	2024
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	66.7	61.8
Gross profit	33.3	38.2
Operating expenses
Selling, general and administrative	21.4	26.2
Marketing	13.8	11.9
Restructuring	1.1	—
Research and development	2.0	1.8
Total operating expenses	38.3	39.9
Operating loss	(5.0)	(1.7)
Interest and other income (expense), net	0.8	0.1
Loss before provision for income taxes	(4.2)	(1.6)
Income tax provision	0.1	—
Net loss	(4.2)%	(1.6)%

* Amounts may not sum due to rounding.

Comparison of the Year Ended December 31, 2025 and 2024
Revenue

	For the year ended December 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Revenue	$371,317	$378,340	$(7,023)	(1.9)%

Revenue was $371.3 million for the year ended December 31, 2025, as compared to $378.3 million for the year ended December 31, 2024. The decrease of $7.0 million, or 1.9%, was primarily due to the discrete exits related to Powering Honest Growth of $21.9 million (inclusive of a decrease in DTC revenue of $13.2 million, a decrease in apparel revenue of $7.7 million and a decrease in Canada revenue of $1.0 million), partially offset by an increase in retail customer revenue (excluding apparel and Canada revenue) of $14.9 million. The increase in retail customer revenue is primarily due to an increase in wipes revenue of $27.6 million and an increase in baby personal care revenue of $6.7 million, partially offset by a decline in diaper revenue of $14.4 million primarily related to distribution losses, the lapping of certain retailer promotional events and changes in consumer shopping behavior, and a decline in adult facial care (including skin care and cosmetics) of $5.7 million. Refer to the Organic Revenue table under “Non-GAAP Financial Measures” below for further details of revenue excluding the revenue associated with the discrete exits related to Powering Honest Growth.

Cost of Revenue and Gross Profit

	For the year ended December 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Cost of revenue	$247,562	$233,683	$13,879	5.9%
Gross profit	$123,755	$144,657	$(20,902)	(14.4)%

Cost of revenue was $247.6 million for the year ended December 31, 2025, as compared to $233.7 million for the year ended December 31, 2024. The increase of $13.9 million, or 5.9%, was primarily driven by the discrete inventory write-down of $15.9 million related to the exit of apparel, machinery and equipment write-offs of $2.5 million, and apparel purchase commitments of $1.1 million, in each case as part of Powering Honest Growth, as well as an increase in tariff costs, partially offset by lower sales volume related to the discrete product and channel exits of Powering Honest Growth. Cost of revenue as a percentage of revenue decreased by 4.9% compared to the year ended December 31, 2024.

Gross profit was $123.8 million for the year ended December 31, 2025, as compared to $144.7 million for the year ended December 31, 2024. The decrease of $20.9 million, or 14.4%, was primarily related to the discrete exit costs related to Powering Honest Growth and the decline in diaper revenue, as well as an increase in tariff costs, partially offset by favorable product mix.

Operating Expenses

Selling, General and Administrative Expenses

	For the year ended December 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$79,510	$99,044	$(19,534)	(19.7)%

Selling, general and administrative expenses were $79.5 million for the year ended December 31, 2025, as compared to $99.0 million for the year ended December 31, 2024. The decrease of $19.5 million, or 19.7%, was primarily due to a $12.5 million decrease in legal expenses related to litigation settlement, a $5.4 million decrease in stock-based compensation expense, a $2.3 million decrease in commission and sales service fees, and a $1.4 million decrease in employee-related costs, partially offset by a $2.0 million increase in donations expense mainly related to diaper inventory. Selling, general and administrative expenses as a percentage of revenue decreased 4.8% as compared to the year ended December 31, 2024.

Marketing Expenses

	For the year ended December 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Marketing	$51,200	$45,093	$6,107	13.5%

Marketing expenses were $51.2 million for the year ended December 31, 2025, as compared to $45.1 million for the year ended December 31, 2024. The increase of $6.1 million, or 13.5%, was primarily due to a $4.9 million increase in retail marketing, a $0.9 million increase in direct brand advertising and a $0.9 million increase in marketing agency fees. Marketing expenses as a percentage of revenue increased 1.9% as compared to the year ended December 31, 2024.

Restructuring Expenses

	For the year ended December 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Restructuring	$4,159	$—	$4,159	100.0%

Restructuring expenses are one of the elements of Powering Honest Growth. Restructuring expenses included contract and external obligation costs of $2.5 million, employee and personnel-related costs of $0.9 million and asset and other restructuring-related costs of $0.8 million for the year ended December 31, 2025. For the year ended December 31, 2024, we did not incur any restructuring expenses. For further details on Powering Honest Growth, refer to “Transformation 2.0: Powering Honest Growth” above and Note 15, “Restructuring” in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Research and Development Expenses

	For the year ended December 31,
	2025	2024	$ change	% change
(In thousands, except percentages)
Research and development	$7,347	$6,851	$496	7.2%

Research and development expenses were $7.3 million for the year ended December 31, 2025, as compared to $6.9 million for the year ended December 31, 2024. The increase of $0.5 million, or 7.2% is consistent with our focus on continued innovation. Research and development expenses as a percentage of revenue increased 0.2% as compared to the year ended December 31, 2024.

Interest and Other Income (Expense), Net

	For the year ended December 31,
	2025	2024	$ change
(In thousands, except percentages)
Interest income (expense), net	$2,403	$508	$1,895
Other income (expense), net	576	(226)	802
Interest and other income (expense), net	$2,979	$282	$2,697

Interest and other income (expense), net was net income of $3.0 million for the year ended December 31, 2025, as compared to net expense of $0.3 million for the year ended December 31, 2024. The increase of $2.7 million primarily relates to interest income earned on our money market account.

Liquidity and Capital Resources

As of December 31, 2025, we had $89.6 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our consolidated financial statements. We will need to generate sufficient cash from operations or may need to raise additional capital to meet our long-term working capital and capital expenditure needs in the future. We also have availability under our 2023 Credit Facility, which was not drawn as of December 31, 2025.

2023 Credit Facility

In January 2023, we entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the consolidated statements of comprehensive loss. For the year ended December 31, 2025, the commitment fee incurred was immaterial. As of December 31, 2025, there were $1.5 million outstanding letters of credit and $31.6 million available to be drawn upon. As of December 31, 2025, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, grant liens, change our lines of business, pay dividends and make certain other restricted payments. We are subject to certain affirmative and negative covenants including the requirement that we maintain a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of December 31, 2025, we are in compliance with all covenants under the 2023 Credit Facility.

Refer to Note 8, "Credit Facilities," included in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the 2023 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the year ended December 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$15,121	$1,541
Net cash used in investing activities	$(1,510)	$(530)
Net cash provided by financing activities	$535	$41,597

Operating Activities

Our largest source of operating cash is from the sales of our products to our consumers and customers. Our primary uses of cash from operating activities are for cost of revenue, selling, general and administrative expenses, marketing expenses and research and development expenses.

Net cash provided by operating activities of $15.1 million for the year ended December 31, 2025 was primarily due to non-cash adjustments of $45.0 million, offset by a net decrease in cash related to changes in operating assets and liabilities of $14.2 million and a net loss of $15.7 million. Non-cash adjustments primarily consisted of the discrete apparel inventory write-down of $15.9 million, stock-based compensation of $10.5 million, amortization of operating Right-Of-Use (“ROU”) assets of $6.6 million, depreciation and amortization of $2.9 million, and $2.9 million of asset impairments related to fixed assets and technology taken out of service and accelerated depreciation for assets retired prior to their useful life in connection with Powering Honest Growth. Changes in cash flows related to operating assets and liabilities primarily consisted of a $11.2 million decrease in accounts payable and accrued expenses due to timing of payments, a $8.9 million use of cash due to operating lease obligations, a $7.5 million increase in inventory and a $0.4 million decrease in deferred revenue, partially offset by a $10.2 million decrease in accounts receivable and a $3.6 million decrease in prepaid expenses and other assets due to timing of payments.

Net cash provided by operating activities of $1.5 million for the year ended December 31, 2024 was primarily due to non-cash adjustments of $25.7 million, offset by a net decrease in cash related to changes in operating assets and liabilities of $18.0 million and a net loss of $6.1 million. Non-cash adjustments primarily consisted of stock-based compensation of $15.7 million, amortization of operating ROU assets of $6.4 million and depreciation and amortization of $2.8 million. Changes in cash flows related to operating assets and liabilities primarily consisted of a $10.9 million increase in inventory, a $8.1 million use of cash due to operating lease obligations, a $1.4 million increase in prepaid expenses and other assets due to timing of payments and a $1.0 million increase in deferred revenue, offset by a $3.8 million increase in accounts payable and accrued expenses due to timing of payments and a $0.4 million increase in accounts receivable.

Investing Activities

Our primary use of investing cash is property and equipment.

Net cash used in investing activities of $1.5 million for the year ended December 31, 2025 was due to the purchase of property and equipment.

Net cash used in investing activities of $0.5 million for the year ended December 31, 2024 was due to the purchase of property and equipment.

Financing Activities

Our financing activities primarily consisted of proceeds from sales of securities, proceeds from stock option award exercises and principal payments of financing lease obligations.

Net cash provided by financing activities of $0.5 million for the year ended December 31, 2025 primarily consisted of proceeds from the exercise of stock options and proceeds from the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

Net cash provided by financing activities of $41.6 million for the year ended December 31, 2024 primarily consisted of proceeds from the exercise of stock options and proceeds from the 2021 Employee Stock Purchase Plan (“2021 ESPP”), partially offset by principal payments of financing lease obligations.

Share Repurchase Program

On February 20, 2026, the Company’s Board of Directors approved the Company’s first share repurchase program for up to $25.0 million of its outstanding common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions or privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the new program will depend on a variety of factors, including, without limitation, stock price, trading volume, and general business and market conditions. The repurchase program does not obligate the Company to purchase any shares, has no expiration date and may be modified, suspended or terminated at any time. The Company expects to fund repurchases with a combination of existing cash and cash equivalents and cash flows from operations.

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

Non-GAAP Financial Measures

We prepare and present our consolidated financial statements in accordance with GAAP. However, management believes that Organic Revenue and Adjusted EBITDA, which are non-GAAP financial measures, provide investors with additional useful information in evaluating our performance.

We calculate Organic Revenue as net revenue, adjusted to exclude revenue from exited operations in connection with Powering Honest Growth including: (1) product revenue from our apparel line; (2) revenue from our Honest.com website as a fulfillment center; (3) revenue from sales to Canadian retailers or channels and (4) in certain periods, revenue from other acquisitions, divestitures and product or channel exits.

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; (6) executive officer transition expenses; and (7) restructuring-related expenses in connection with Powering Honest Growth.

Organic Revenue and Adjusted EBITDA are financial measures that are not required by, or presented in accordance with GAAP. We believe that Organic Revenue and Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Organic Revenue and Adjusted EBITDA are helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes. Additionally, we believe Organic Revenue is helpful to our investors as it adjusts for revenue sources that we exited in connection with Powering Honest Growth.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) it does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as executive officer transition expenses. In addition, our use of Adjusted EBITDA and Organic Revenue may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Organic Revenue and Adjusted EBITDA alongside other financial measures, including our revenue, net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of revenue, the most directly comparable financial measure stated in accordance with GAAP, to Organic Revenue, for each of the periods presented:

	For the year ended December 31,
(In thousands)	2025	2024
Reconciliation of Revenue to Organic Revenue
Revenue	$371,317	$378,340
Less revenue from:
Apparel	38,483	46,204
Honest.com	35,338	48,558
Canada	3,351	4,310
Organic Revenue	$294,145	$279,268

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented:

	For the year ended December 31,
(In thousands)	2025	2024
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(15,686)	$(6,124)
Interest and other (income) expense, net	(2,979)	(282)
Income tax provision	204	75
Depreciation and amortization	2,901	2,843
Stock-based compensation	10,512	15,675
Securities litigation expense	1,292	12,440
Executive officer transition expense(1)	1,166	858
Restructuring-related costs(2)	23,996	—
Payroll tax expense related to stock-based compensation	415	373
Adjusted EBITDA	$21,821	$25,858
____________
(1) For the year ended December 31, 2025, this includes separation, bonus and recruiting costs related to our Chief Financial Officer transition. For the year ended December 31, 2024, this includes separation costs related to the exit of our former founder and Chief Creative Officer.
(2) See Note 15 “Restructuring” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for items included in restructuring-related costs.

Material Cash Requirements

We lease warehouse and office facilities under operating lease agreements. We have unconditional purchase commitments for software service subscriptions, advertising services and certain other services. See Note 10, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on our purchase obligations.

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

Revenue Recognition

We generate revenue through the sale of our products to retailers and third-party ecommerce customers, who resell the Company’s products through traditional brick and mortar retailers, who may also resell the Company’s products through their own online platforms. Effective December 31, 2025, we no longer sell direct-to-consumer through the Company’s website. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from customers. We account for revenue contracts with customers by applying the following steps in accordance with Accounting Standard Codification, or ASC, 606, Revenue from Contracts with Customers:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation

We elected an accounting policy to record all shipping and handling costs as fulfillment costs. We accrue the cost of shipping and handling and recognize revenue and costs at the point in time that control of the goods transfers to the customer. In addition, the Company adopted the practical expedient to exclude from the transaction price all amounts collected from direct-to-consumer customers for sales and other taxes.

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

Direct-to-Consumer

Effective December 31, 2025, we no longer sell direct-to-consumer through the Company’s website. For direct sales to the consumer through our website prior to December 31, 2025, our performance obligation consisted of the sale of finished goods to the consumer. Consumers could purchase products at any time or enter into subscription arrangements. Consumers placed orders online in accordance with our standard terms and conditions and authorized payment when the order is placed. Credit cards were charged at the time of shipment. For subscription arrangements, consumers signed up to receive products on a periodic basis. Subscriptions were cancellable at any time without penalty, and no amounts were collected from the consumer until products were shipped. Revenue was recognized when transfer of control to the consumer took place, which is when the product was delivered to the carrier. Sales taxes collected from consumers were accounted for on a net basis and were excluded from revenue.

Consumers could also purchase gift cards, which were recorded as deferred revenue at the time of purchase. We recognized revenue when these gift cards were redeemed for products and the revenue recognition criteria as described above have been met.

Effective December 31, 2025, we no longer offer gift card purchases on our website. As such, as of December 31, 2025, the Company accrued for the reimbursement of gift cards to consumers and wrote-off $1.1 million of deferred revenue related to direct-to-consumer gift card purchases.

Sales Returns and Allowances

Our current retail and third-party ecommerce customers typically do not have the right of return; therefore, no estimate is made for sale returns. Prior to December 31, 2025, we recorded returns as incurred for direct-to-consumer customers, as the amount has historically been immaterial. Any sales returns allowance is recorded as a reduction in revenue. As part of exiting Honest.com as a fulfillment center, all direct-to-consumer sales were final as of December 31, 2025, with no right of return.

For retail and third-party ecommerce (and prior to December 31, 2025, for direct-to-consumer sales), we offer credits in the form of discounts, which are recorded as reductions in revenue and are allocated to products on a relative basis based on their respective standalone selling price.

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

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult. We will no longer qualify as an emerging growth company as of December 31, 2026, or earlier if certain conditions exist.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Honest Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Honest Company, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2026

We have served as the Company’s auditor since 2012.

The Honest Company, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$89,581	$75,435
Accounts receivable, net	33,761	43,476
Inventories	72,501	85,266
Prepaid expenses and other current assets	6,590	9,741
Total current assets	202,433	213,918
Operating lease right-of-use asset	11,351	17,239
Property and equipment, net	7,477	11,394
Goodwill	2,269	2,230
Intangible assets, net	162	235
Other assets	1,715	2,377
Total assets	$225,407	$247,393
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,134	$22,807
Accrued expenses	35,685	35,869
Deferred revenue	—	1,213
Total current liabilities	50,819	59,889
Long term liabilities
Operating lease liabilities, net of current portion	4,919	13,197
Total liabilities	55,738	73,086
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2025 and 2024, none issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2025 and 2024; 112,809,637 and 109,159,697 shares issued and outstanding as of December 31, 2025 and 2024, respectively	11	11
Additional paid-in capital	670,536	659,488
Accumulated deficit	(500,878)	(485,192)
Total stockholders’ equity	169,669	174,307
Total liabilities and stockholders’ equity	$225,407	$247,393

The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	For the year ended December 31,
	2025	2024	2023

Revenue	$371,317	$378,340	$344,365
Cost of revenue	247,562	233,683	243,833
Gross profit	123,755	144,657	100,532
Operating expenses
Selling, general and administrative	79,510	99,044	94,582
Marketing	51,200	45,093	36,440
Restructuring	4,159	—	2,205
Research and development	7,347	6,851	6,214
Total operating expenses	142,216	150,988	139,441
Operating loss	(18,461)	(6,331)	(38,909)
Interest and other income (expense), net	2,979	282	(254)
Loss before provision for income taxes	(15,482)	(6,049)	(39,163)
Income tax provision	204	75	75
Net loss	$(15,686)	$(6,124)	$(39,238)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.06)	$(0.42)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	111,209,322	100,245,394	94,516,690

Other comprehensive loss
Unrealized gain on short-term investments, net of taxes	—	—	32
Comprehensive loss	$(15,686)	$(6,124)	$(39,206)

The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	92,907,351	$9	$586,213	$(439,830)	$(32)	$146,360
Net loss	—	—	—	(39,238)	—	(39,238)
Other comprehensive loss	—	—	—	—	32	32
Stock options exercised	2,300	—	4	—	—	4
Stock-based compensation	—	—	15,804	—	—	15,804
Vested restricted stock	2,831,801	—	—	—	—	—
Shares issued under 2021 ESPP	126,969	—	177	—	—	177
Balance at December 31, 2023	95,868,421	$9	$602,198	$(479,068)	$—	$123,139
Net loss	—	—	—	(6,124)	—	(6,124)
Stock options exercised	8,007,999	1	41,453	—	—	41,454
Stock-based compensation	—	—	15,675	—	—	15,675
Vested restricted stock	5,187,447	1	(1)	—	—	—
Shares issued under 2021 ESPP	95,830	—	163	—	—	163
Balance at December 31, 2024	109,159,697	$11	$659,488	$(485,192)	$—	$174,307
Net loss	—	—	—	(15,686)	—	(15,686)
Stock options exercised	75,000	—	384	—	—	384
Stock-based compensation	—	—	10,512	—	—	10,512
Vested restricted stock	3,527,358	—	—	—	—	—
Shares issued under 2021 ESPP	47,582	—	152	—	—	152
Balance at December 31, 2025	112,809,637	$11	$670,536	$(500,878)	$—	$169,669
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(15,686)	$(6,124)	$(39,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,901	2,843	2,740
Stock-based compensation	10,512	15,675	15,804
Fixed asset impairment	2,878	—	—
Amortization of operating ROU assets	6,649	6,444	6,257
Apparel inventory write-down	15,899	—	—
Other	6,175	746	(1,369)
Changes in assets and liabilities:
Accounts receivable, net	10,202	(378)	(682)
Inventories	(7,465)	(10,934)	43,475
Prepaid expenses and other assets	3,557	(1,437)	8,005
Accounts payable, accrued expenses and other long-term liabilities	(11,183)	3,809	(9,347)
Deferred revenue	(375)	(998)	1,396
Operating lease liabilities	(8,943)	(8,105)	(7,688)
Net cash provided by operating activities	15,121	1,541	19,353
Cash flows from investing activities
Proceeds from maturities of short-term investments	—	—	5,683
Purchases of property and equipment	(1,510)	(530)	(1,838)
Purchases of intangible assets	—	—	(10)
Net cash provided (used in) provided by investing activities	(1,510)	(530)	3,835
Cash flows from financing activities
Proceeds from exercise of stock options	384	41,453	4
Proceeds from 2021 ESPP	152	163	176
Payments on finance lease liabilities	(1)	(19)	(58)
Net cash provided by financing activities	535	41,597	122
Net increase in cash and cash equivalents	14,146	42,608	23,310
Cash and cash equivalents
Beginning of the period	75,435	32,827	9,517
End of the period	$89,581	$75,435	$32,827

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—	$1
Income Taxes	$110	$89	$116
Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$496	$44	$25
The accompanying notes are an integral part of these Consolidated Financial Statements.

The Honest Company, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
1.     Nature of Business

The Honest Company, Inc. (the “Company” or “Honest”) was incorporated in the State of California on July 19, 2011 and on May 23, 2012 was re-incorporated in the State of Delaware under the same name. The Company is a personal care company dedicated to creating cleanly-formulated and sustainably-designed products for everyone from babies to adults. The Honest Standard, the Company’s rigorous set of guiding principles that shape every step of product innovation and development, reflects Honest’s ongoing dedication to safety, transparency and integrity. As a leader in clean and sustainable products, Honest continues to set a new standard for clean formulations, bringing joy to a community that seeks authenticity, transparency and efficacy in everyday essentials.

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

Restructuring

The Company incurred restructuring costs in connection with the Transformation 2.0: Powering Honest Growth ("Powering Honest Growth"). Powering Honest Growth is aimed at improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including exiting Honest.com fulfillment and apparel, as well as exiting retail and online stores in Canada, optimizing the Company's cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies. Such costs include employee termination benefits (one-time arrangements), termination of contractual obligations, non-cash asset charges, primarily including technology taken out of service, and other direct incremental costs. The Company recorded employee termination liabilities once the Company committed to a plan and communicated such terminations to employees. Other costs associated with a restructuring initiative, such as consulting and professional fees, product or geographical exit costs, are recognized in the period in which the liability is incurred. Accrued restructuring costs as of December 31, 2025 are recorded within Accrued Expenses in the consolidated balance sheets. Refer to Note 15, "Restructuring" included in these consolidated financial statements for more information on the Company's restructuring initiatives.

Segment Reporting and Geographic Information

The Company’s principal business primarily focuses on creating cleanly-formulated and sustainably-designed products. The Company’s Chief Executive Officer ("CEO"), as the chief operating decision maker ("CODM"), organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. The Company evaluates performance based on consolidated net income (loss) to monitor budget versus actual results and period-over-period comparisons. The CODM additionally considers forecasted information on a quarterly basis for net income (loss) when making decisions regarding capital and personnel needs. The CODM reviews information at the consolidated entity level, and does not distinguish the principal business, or group the operations, by geographic locations or industry types for purposes of measuring performance or allocating resources. While the Company creates products that are sold across retail channels and, prior to December 31, 2025 direct-to-consumer ("DTC"), all products are managed as one brand of products under one operating and reportable segment. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage expenses on a consolidated basis, consistent with the Company’s operations.

The Company does not regularly provide the CODM with more detailed segment expense information beyond what is included in the consolidated statements of comprehensive loss). The significant expense categories which are used to manage operations are those reflected in the Company's consolidated statements of comprehensive loss. Refer to the consolidated statements of comprehensive loss included in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of December 31, 2025 and through the date these consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Investments

Investments consists of highly liquid investments in debt securities. Investments comprises commercial paper, certificates of deposit, corporate bonds and U.S. government and agency securities, which are classified as available-for-sale investments. The Company includes its available-for-sale investments in current assets because the securities represent investments of cash available for current operations. Available-for-sale investments are recorded at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Unrealized holding gains and losses are excluded from earnings and are reported as a component of comprehensive income (loss). Realized gains or losses are recorded in interest and other income (expense), net. As of December 31, 2025 and 2024, the Company did not hold any investments.

Concentrations

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash with high credit quality financial institutions, which typically exceed federally insured limits. The Company invests its excess cash primarily in highly rated money market funds, diversifies its investments and, by policy, invests only in highly rated securities to minimize credit risk.

The Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	As of December 31,
	2025	2024
Customer A	51%	41%
Customer B	34%	16%

The Company’s customers that accounted for 10% or more of total revenue were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Customer A	28%	30%	31%
Customer B	39%	34%	30%

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

Accounts Receivable

Accounts receivable are presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the amortized cost. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may have an impact on the Company's customers' ability to pay. The allowance for credit losses was $0.2 million and $0.4 million, respectively, as of December 31, 2025 and 2024.

Sales made to consumers through the Company’s Honest.com website are conducted with credit cards, and the Company records its credit card sales in transit as accounts receivable at selling price less applicable deductions. The Company may extend credit in the normal course of business to its third-party ecommerce customers and retailers and performs credit evaluations on a case-by-case basis. The Company does not obtain collateral or other security related to its accounts receivable. The Company will consider, among other factors, write-offs of uncollectible accounts receivable that have a contractual maturity of one year or less if the invoice is six months or older. Effective December 31, 2025, the Company will no longer sell direct-to-consumer through the Company’s website as part of Powering Honest Growth.

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

Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to less than six years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the ROU assets and lease liability. The Company elected the practical expedient to not separate lease and non-lease components, as such non-lease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. As the Company's leases do not contain an implicit interest rate, the Company uses judgment to determine an incremental borrowing rate to use at lease commencement. Operating lease ROU assets and lease liabilities are recorded at the lease commencement date with expense recognized on a straight-line basis over the lease term. Leases with an estimated total term of 12 months or less are not recorded on the balance sheet and the lease expense is recognized on a straight-line basis over the lease term. Generally, the Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

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

For cloud-computing service arrangements, the Company capitalizes implementation costs consistent with internal-use software costs. Such capitalized costs are included within prepaid expenses and other current assets, for the current portion, and other assets, for the noncurrent portion, in the consolidated balance sheets and are expensed on a straight-line basis over the term of the service arrangement as selling, general and administrative expense. Capitalized implementation costs from cloud computing service arrangements were $0.4 million, net of $2.3 million of accumulated amortization as of December 31, 2025 and $0.8 million, net of $3.2 million of accumulated amortization as of December 31, 2024.

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

Goodwill is assessed for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, the Company will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including discount rate, growth rate, and future financial performance. Valuations of similar public companies may also be evaluated when assessing the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. The Company tests goodwill for impairment annually at October 31. The Company performed its annual goodwill impairment qualitative and quantitative test as of October 31, 2025 and no impairment was identified.

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

Foreign Currency Transactions

The Company records foreign currency gains or losses in interest and other income (expense), net in the consolidated statements of comprehensive loss, related to transactions denominated in currencies other than the U.S. dollar. During the years ended December 31, 2025, 2024 and 2023, realized and unrealized foreign currency losses, net were immaterial.

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

Restricted Stock Units

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

The Company has not granted stock options since the initial public offering ("IPO"), and for the stock options that were granted pre-IPO the below assumptions were used. The Monte Carlo simulation model is used to estimate the fair value of stock options that have market vesting conditions. Determining the fair value of stock option awards requires judgment and the assumptions used in the option-pricing models require the input of subjective assumptions which are as follows:

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

Revenue Recognition

The Company sells its products through retail and third-party ecommerce customers, who resell the Company’s products through traditional brick and mortar retailers, who may also resell the Company’s products through their own online platforms, and, until December 31, 2025, the Company sold its products direct-to-consumer through the Company’s website. Effective December 31, 2025, the Company no longer sells direct-to-consumer through the Company’s website and no longer offers gift card purchases on its website.

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

The Company elected as an accounting policy to record all shipping and handling costs as fulfillment costs. The Company accrues the cost of shipping and handling and recognizes revenue and costs at the point in time that control of the goods transfers to the customer. In addition, the Company adopted the practical expedient to exclude from the transaction price all amounts collected from direct-to-consumer customers for sales and other taxes."

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

Direct-to-Consumer

Effective December 31, 2025, the Company no longer sells direct-to-consumer through the Company’s website as part of Powering Honest Growth. For direct sales to the consumer through the Company’s website prior to December 31, 2025, the Company’s performance obligation consisted of the sale of finished goods to the consumer. Consumers may have purchased products at any time or entered into subscription arrangements. Consumers placed orders online in accordance with the Company’s standard terms and conditions and authorized payment when the order was placed. Credit cards were charged at the time of shipment. For subscription arrangements, consumers signed up to receive products on a periodic basis. Subscriptions were cancellable at any time without penalty, and no amounts were collected from the consumer until products was shipped. Revenue was recognized when transfer of control to the consumer took place, which was when the product was delivered to the carrier. Sales taxes collected from consumers were accounted for on a net basis and are excluded from revenue.

Previously, consumers may have purchased gift cards, which were recorded as deferred revenue at the time of purchase. The Company recognized revenue when these gift cards were redeemed for products and the revenue recognition criteria as described above were met. For the years ended December 31, 2025, 2024 and 2023, revenue recognized from the use of gift cards was $1.3 million, $0.6 million and $0.6 million, respectively. Effective December 31, 2025, the Company no longer offers gift card purchases on its website. As such, as of December 31, 2025, the Company accrued for the reimbursement of gift cards to consumers and wrote-off $1.1 million of deferred revenue related to direct-to-consumer gift card purchases. As of December 31, 2025, the Company did not have any deferred revenue outstanding. As of December 31, 2024, deferred revenue related to gift card purchases was $1.1 million.

Sales Incentive Programs

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

The following table summarizes the changes in the allowance for sales incentive programs for retail and third-party ecommerce customers:

	For the year ended December 31,
(In thousands)	2025	2024	2023
Beginning balance	$13,514	$8,380	$6,396
Charged to revenue	73,080	69,716	49,724
Charged to selling, general and administrative expense	1	10	659
Charged to marketing expense	25,098	19,612	17,056
Utilization of accrual for trade promotions	(101,300)	(84,487)	(64,522)
Reclassification to prepaid expenses and other current assets/accrued expenses	269	283	(933)
Ending balance	$10,662	$13,514	$8,380

As of December 31, 2025 and 2024, $8.7 million and $12.6 million, respectively, of the ending allowance balances were recorded as a reduction to accounts receivable.

The Company's current retail and third-party ecommerce customers typically do not have the right of return; therefore, no estimate is made for sale returns. Prior to December 31, 2025, the Company recorded returns as incurred for direct-to-consumer customers, as the amount has historically been immaterial. Any sales returns allowance is recorded as a reduction of revenue. As part of exiting Honest.com as a fulfillment center, all direct-to-consumer sales were final as of December 31, 2025, with no right of return.

For retail and third-party ecommerce sales (and prior to December 31, 2025, for direct-to-consumer sales), the Company offers credits in the form of discounts, which are recorded as reductions in revenue and are allocated to products on a relative basis based on their respective standalone selling price.

Contract Assets

There are no material assets related to incremental costs to obtain or fulfill customer contracts.

Cost of Revenue

Cost of revenue includes the purchase price of merchandise sold to customers, inbound and outbound shipping and handling costs, freight, duties and tariffs, shipping and packaging supplies, credit card processing fees and warehouse fulfillment costs incurred in operating and staffing warehouses, including rent. Cost of revenue also includes depreciation and amortization for warehouse fulfillment facilities and equipment, allocated overhead and direct and indirect labor for warehouse personnel, inventory reserves and destruction costs.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for the Company's selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees, including audit and legal expenses; donation expenses including overhead and tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to our supplier services agreement for Honest baby clothing, the Company's apparel products; and, depreciation and amortization expenses.

Marketing

Marketing expenses includes costs related to the Company’s branding initiatives, retail customer marketing activities, point of purchase displays, targeted online advertising through sponsored search, display advertising, email and influencer marketing campaigns, market research, content production and other public relations and promotional initiatives.

Advertising costs are expensed as incurred. Media production costs are expensed the first time the advertisement is aired. Deferred advertising costs consist mainly of point of purchase displays that are specifically branded for the Company’s products and provided to retailers in order to facilitate the marketing of the Company’s products within retail stores. The point of purchase display costs are capitalized as deferred advertising costs and charged to marketing expense over the expected period of benefit, which generally ranges from less than one to two years. As of December 31, 2025 and 2024, the current portion of deferred advertising costs was $0.7 million and $0.6 million, respectively, which is included in prepaid expenses and other current assets. As of December 31, 2025, there was no deferred advertising costs that was considered noncurrent. As of December 31, 2024, there was an immaterial amount of deferred advertising costs that was considered noncurrent. Advertising expense was $48.4 million, $41.7 million and $33.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Recently Adopted Accounting Pronouncements - Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The adoption of ASU No. 2023-09 did not have a material impact on the Company's consolidated financial statements or disclosures and the Company adopted this standard on a retrospective basis.

Recently Issued Accounting Pronouncements – Not Yet Adopted

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

Direct-to-Consumer

Effective December 31, 2025, the Company will no longer sell direct-to-consumer through the Company’s website as part of Powering Honest Growth. For direct sales to the consumer through the Company's website, Honest.com, the Company's performance obligation consisted of the sale of finished goods to the consumer. Consumers may have purchased products at any time or entered into subscription arrangements. Consumers placed orders online in accordance with the Company's standard terms and conditions and authorized payment when the order was placed. Credit cards were charged at the time of shipment and payments were typically processed within two to three business days. For subscription arrangements, consumers signed up to receive products on a periodic basis. Subscriptions were cancellable at any time without penalty, and no amounts were collected from the consumer until products were shipped. Revenue was recognized when transfer of control to the consumer took place, which is when the product was delivered to the carrier. Sales taxes collected from consumers were accounted for on a net basis and were excluded from revenue. Revenue generated from Honest.com was 10%, 13% and 17%, respectively, of the Company's total revenue during the years ended December 31, 2025, 2024 and 2023.

Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the year ended December 31, 2025, the Company did not enter into any new trade agreements.

For the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to marketing expense in the consolidated statements of comprehensive loss as they become determinable. For the years ended December 31, 2025, 2024 and 2023, the Company used an aggregate of $0.7 million, $1.6 million and $0.3 million of credits, respectively. For the year ended December 31, 2025, the Company recorded an impairment of $0.5 million related to these credits. For the years ended December 31, 2024 and 2023, the Company recorded no impairment losses related to these credits.

4.    Intangible Assets, Net
Intangible assets consisted of the following:

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Tradenames	$780	$(649)	$131
Domain names	287	(256)	31
Total intangible assets, net	$1,067	$(905)	$162

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Tradenames	$780	$(596)	$184
Domain names	287	(236)	51
Total intangible assets, net	$1,067	$(832)	$235
As of December 31, 2025 and 2024, the weighted average remaining useful lives for tradenames and domain names was 4.2 years and 2.3 years, respectively, and 4.8 years and 3.0 years, respectively.
Amortization expense was $0.1 million for each of the years ended December 31, 2025, 2024 and 2023, respectively. Estimated future amortization expense for each of the following five years ending December 31 and thereafter is as follows:

(in thousands)
2026	$71
2027	29
2028	23
2029	19
2030	13
Thereafter	7
Total future amortization expense	$162
5.    Property and Equipment, Net
Property and equipment consisted of the following:

	As of December 31,
	2025	2024
(in thousands)
Machinery and equipment(1)	$8,832	$12,885
Computer and office equipment	1,236	1,189
Capitalized software	5,308	5,238
Furniture and fixtures	4,253	4,259
Leasehold improvements	15,418	15,761
Subtotal	35,047	39,332
Accumulated depreciation and amortization(1)(2)	(27,570)	(27,938)
Total property and equipment, net	$7,477	$11,394
________
(1) In connection with Powering Honest Growth, machinery and equipment write-offs were $2.5 million related to exiting Honest.com fulfillment. These charges are included in cost of revenue in the accompanying consolidated statements of comprehensive loss.
(2) The Company recorded accelerated depreciation of $0.4 million, which represents the remaining net book value of affected fixed assets depreciated over their revised estimated service periods. These charges are included in cost of revenue in the accompanying consolidated statements of comprehensive loss.

Total depreciation and amortization expense for property and equipment consisted of the following:

	For the year ended December 31,
	2025	2024	2023
(In thousands)
Cost of revenues	$1,178	$1,048	$931
Selling, general and administrative	1,464	1,495	1,515
Research and development	188	225	223
Total depreciation and amortization expense(1)	$2,830	$2,768	$2,669
_______________
(1) Refer to footnotes in the above table for more information.

6.     Investments

All investments in debt securities, if any, are classified as available-for-sale investments. All investments are reported within current assets because the securities represent investments of cash available for current operations. As of December 31, 2025 and 2024, the Company did not hold any investments in debt securities. Available-for-sale investments are recorded at fair value, and unrealized holding gains and losses are recorded as a component of other comprehensive income (loss).

There was no realized or unrealized gains and losses on investments in debt securities for the years ended December 31, 2025. Realized and unrealized losses on investments for the years ended December 31, 2024 and 2023 were immaterial.

7.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$65,607	$—	$—	$65,607
Total cash equivalents	$65,607	$—	$—	$65,607

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)
Cash equivalents
Money market funds	$55,280	$—	$—	$55,280
Total cash equivalents	$55,280	$—	$—	$55,280

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.
8.     Credit Facilities

In January 2023, the Company entered into a first lien credit agreement (the “2023 Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto, which provides for a $35.0 million revolving credit facility that matures on April 30, 2026. The 2023 Credit Facility includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. Availability of the 2023 Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by certain reserves. The 2023 Credit Facility includes an uncommitted accordion feature that allows for increases in the revolving commitment to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitment. The 2023 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2023 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the consolidated statements of comprehensive loss. For the years ended December 31, 2025 and 2024, the commitment fee incurred was immaterial. As of December 31, 2025, there were $1.5 million outstanding letters of credit and $31.6 million available to be drawn upon. As of December 31, 2024, there were $2.5 million outstanding letters of credit and $30.4 million available to be drawn upon. As of December 31, 2025 and 2024, there was no outstanding balance under the 2023 Credit Facility.

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

The 2023 Credit Facility contains covenants that restrict, among other things, the Company's ability to sell assets, make investments and acquisitions, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments. The Company is subject to certain affirmative and negative covenants including the requirement that it maintains a minimum total fixed charge coverage ratio during the periods set forth in the 2023 Credit Facility. Failure to do so, unless waived by the lenders under the 2023 Credit Facility pursuant to its terms, as amended, would result in an event of default under the 2023 Credit Facility. As of December 31, 2025, the Company is in compliance with all covenants under the 2023 Credit Facility.

9.     Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2025	2024
(In thousands)
Payroll and payroll related expenses(1)	$4,390	$8,410
Accrued inventory purchases	8,387	13,095
Accrued marketing	1,181	255
Accrued rent(2)	9,042	8,541
Accrued restructuring(3)	4,534	—
Other accrued expenses	8,151	5,568
Total accrued expenses	$35,685	$35,869
_______________

(1) Includes $0.2 million and $0.3 million of executive transition related expenses as of December 31, 2025 and 2024, respectively.
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

On September 15, 2021, Cody Dixon filed a putative class action complaint in the U.S. District Court for the Central District of California alleging federal securities law violations by the Company, certain current officers and directors, and certain underwriters in connection with the Company’s IPO ("Securities Litigation Case"). A second putative class action complaint containing similar allegations against the Company and certain current officers and directors was filed by Stephen Gambino on October 8, 2021 in the U.S. District Court for the Central District of California. These related complaints were transferred to the same court and a Lead Plaintiff was appointed in the matter, and a putative consolidated class action complaint was filed by the Lead Plaintiff on February 21, 2022, alleging claims and seeking relief under Sections 11 and 15 of the Securities Act of 1933 relating to the Company’s IPO. Defendants’ motion to dismiss the putative consolidated class action complaint was filed on March 14, 2022. On July 18, 2022, the Company's motion to dismiss was granted in part and denied in part. On May 1, 2023, the Lead Plaintiff’s motion for class certification in the consolidated class action was granted in part and denied in part, with the U.S. District Court for the Central District of California limiting the certified class to only those persons and entities that purchased or otherwise acquired the Company’s publicly traded common stock pursuant and traceable to the Company’s IPO offering documents prior to August 19, 2021, as well as all persons and entities that acquired ownership of a trading account, retirement account, or any other similar investment account or portfolio containing the Company’s publicly traded common stock that was purchased or otherwise acquired pursuant and traceable to the IPO offering documents prior to August 19, 2021, and were damaged thereby. On August 14, 2023, the Lead Plaintiff filed an amended consolidated class action complaint naming as additional defendants Catterton Management Company L.L.C., L Catterton VIII, L.P., L. Catterton VIII Offshore, L.P., THC Shared Abacus, LP, Catterton Managing Partner VIII, L.L.C., and C8 Management, L.L.C. On October 16, 2023, those additional defendants filed a motion to dismiss the amended consolidated complaint with respect to the claims against them. On January 31, 2024, that motion to dismiss was granted by the court to the extent those additional defendants challenged the claims as untimely. The court granted Lead Plaintiff leave to amend within fourteen days of that order. On February 14, 2024, the Lead Plaintiff filed a second amended consolidated complaint against the additional defendants. The additional defendants filed a motion to dismiss the second amended consolidated complaint, which was denied by the court on April 22, 2024. On January 21, 2025, the parties filed a joint stipulation stating that they had reached an agreement in principle to fully settle all pending claims in the action and asking the court to stay the case so the parties could have additional time to negotiate the terms of a formal stipulation of settlement and related documentation. The court entered an order staying the case on the same day. On April 14, 2025, the court preliminarily approved the parties’ settlement. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all claims against the defendants in the second amended consolidated complaint, we agreed to pay $20,000,000 to resolve the dispute, to be fully funded by the Company’s insurance carriers. The settlement does not constitute an admission of fault or wrongdoing by the Company, the named individual defendants, or the underwriters. The Company recorded the settlement amount of $20,000,000 within accrued expenses and a corresponding insurance recovery of $20,000,000 within prepaids and other current assets related to the legal settlement on the consolidated balance sheet as of March 31, 2025. The determination that the recorded insurance recovery receivable was probable of collection was based on the terms of the applicable insurance policies, settlement agreement, and communications with the insurers. On July 28, 2025, the court held a hearing on the plaintiffs' motion for final approval of the class settlement. The settlement was fully funded by the insurance carriers into plaintiff’s escrow in May 2025 and on July 30, 2025, the court entered a final order approving the settlement and judgment disposing of the Securities Litigation Case.

A derivative complaint was filed by Hayato Ono on behalf of the Company on November 29, 2021 in the U.S. District Court for the Central District of California, alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers. On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the U.S. District Court for the Central District of California. These two federal derivative cases have been transferred to the same judge who is presiding over the securities class action complaints. A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware on October 19, 2022 with similar allegations. Each of these federal and state court derivative cases have been stayed. On December 18, 2025, the parties to the derivative cases reached an agreement in principle to settle the matters. The settlement remains subject to preliminary and final approval by the court and certain other conditions and contingencies out of our control. The Company recorded the settlement amount of $1.2 million within accrued expenses and a corresponding insurance recovery of $1.2 million within prepaids and other current assets related to the legal settlement on the consolidated balance sheet as of December 31, 2025. The determination that the recorded insurance recovery receivable was probable of collection was based on the terms of the applicable insurance policies, settlement agreement, and communications with the insurers.

On November 5, 2025, the Company filed a complaint in the U.S. District Court for the Central District of California (the "Court") alleging that Butterblu, LLC (“Butterblu”) breached the supplier services agreement, as amended, that the Company and Butterblu had entered into as of August 15, 2022 (the "Supplier Services Agreement") pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to the Company in connection with the Company's apparel products. The Company voluntarily dismissed the complaint on November 21, 2025 related to a temporary extension of the Supplier Services Agreement. Following the conclusion of the temporary extension of the Supplier Services Agreement in December 2025, the Company filed an updated complaint on January 2, 2026. The Company has requested monetary damages and declaratory relief as determined by the Court. On February 11, 2026, Butterblu filed a complaint against the Company in the California Superior Court for the County of Los Angeles alleging breach of contract, breach of implied contract, breach of implied covenant of good faith and fair dealing, quantum meruit, promissory estoppel, intentional interference with contract, and intentional interference with prospective economic relations related to the parties' obligations under the Supplier Services Agreement. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of gain or loss, or make an estimate of the gain or loss or range of gain or loss in these matters.

As of December 31, 2025 and 2024, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of December 31, 2025 and 2024, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

Purchase Commitments

The Company has unconditional purchase commitments for software service subscriptions, advertising services and certain other services. Future minimum payments under these unconditional purchase commitments are as follows:

(In thousands)
Years Ending December 31,
2026	$879
2027	763
2028	220
2029	—
2030	—
Thereafter	—
Future minimum payments	$1,862

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

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Intrinsic Value (in thousands)

Outstanding at December 31, 2023	13,315,796	$5.25	3.0	$—
Granted	—	$—
Exercised	(8,007,999)	$5.18
Forfeited/Cancelled	(321,911)	$4.55
Outstanding at December 31, 2024	4,985,886	$5.41	2.2	$7,600
Granted	—	$—
Exercised	(75,000)	$5.13
Forfeited/Cancelled	(658,396)	$5.13
Outstanding at December 31, 2025	4,252,490	$5.45	2.0	$—

Exercisable at December 31, 2024	4,985,886	$5.41	2.2	$7,600
Exercisable at December 31, 2025	4,252,490	$5.45	2.0	$—

The intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 were immaterial, $12.6 million and $0.1 million, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. The total fair value of options vested during the years ended December 31, 2025, 2024 and 2023 were $0.0 million, $0.1 million and $0.7 million, respectively. As of December 31, 2025 and 2024, there was no unrecognized stock-based compensation expense related to unvested stock options.

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

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “2023 Inducement Plan”). The 2023 Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the 2023 Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of December 31, 2025, there were 738,806 shares available for future grant under the Inducement Plan.

On July 1, 2025, the Company granted 202,880 RSUs to the Chief Financial Officer under the 2023 Inducement Plan. On March 16, 2025, the Company granted 115,122 RSUs to the Senior Vice President of Supply Chain under the 2023 Inducement Plan. On February 29, 2024, the Company granted 208,757 RSUs to the Chief People Officer under the 2023 Inducement Plan. On March 21, 2023, the Company granted 1,845,238 RSUs to the Chief Executive Officer under the 2023 Inducement Plan. On May 18, 2023, the Company granted 843,565 RSUs to the Chief Growth Officer under the 2023 Inducement Plan. On November 1, 2023, the Company granted 827,357 RSUs to the Chief Financial Officer under the 2023 Inducement Plan.

The following table summarizes the RSU activity under the 2021 Equity Incentive Plan and the 2023 Inducement Plan:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2023	957,199	7,299,254	$2.19	$2.38
Granted	545,178	4,890,798	$2.81	$3.63
Vested(1)	(775,804)	(4,411,643)	$2.15	$2.96
Forfeited	—	(821,805)	$—	$3.10
Unvested RSUs at December 31, 2024	726,573	6,956,604	$2.70	$2.81
Granted	345,077	2,629,375	$5.11	$5.04
Vested	(652,726)	(2,874,632)	$2.96	$3.01
Forfeited	—	(1,444,879)	$—	$2.44
Unvested RSUs at December 31, 2025	418,924	5,266,468	$4.28	$3.92
_______________
(1) The Company modified certain former executives' RSUs to accelerate vesting, resulting in stock-based compensation expense of $6.7 million during the year ended December 31, 2024.

As of December 31, 2025 and 2024, there was $18.7 million and $17.6 million, respectively, of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.3 years and 2.6 years, respectively.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the years ended December 31, 2025 and 2024, employees who elected to participate in the 2021 ESPP purchased 47,582 and 95,830 shares of common stock, respectively, under the 2021 ESPP, resulting in cash proceeds to the Company of $0.2 million and $0.2 million, respectively. The weighted average price at purchase was $3.19 and $1.70 per share for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had 4,658,349 and 3,616,908, respectively, remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

	For the Year Ended December 31,
	2025			2024
Expected life of options (in years)	0.50			0.50
Expected stock price volatility	63.10%	—	75.59%	69.20%	—	79.27%
Risk free interest rate	3.80%	—	4.44%	4.44%	—	5.43%
Expected dividend yield	—%			—%
Grant-date fair value per share	$0.95		$2.56	$0.56	—	$2.56

Stock-Based Compensation Expense
Stock-based compensation expense related to RSU awards under the 2021 Equity Incentive Plan and the 2023 Inducement Plan, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the year ended December 31,
	2025	2024	2023
(In thousands)
Selling, general and administrative(1)	$9,734	$15,105	$15,465
Research and development	778	570	339
Total stock-based compensation expense	$10,512	$15,675	$15,804
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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	For the year ended December 31,
(In thousands, except for share and per share values)	2025	2024	2023
Numerator:
Net loss	$(15,686)	$(6,124)	$(39,238)
Net loss attributable to common stockholders - basic and diluted	$(15,686)	$(6,124)	$(39,238)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	111,209,322	100,245,394	94,516,690

Net loss per share, attributable to common shareholders:
Basic and diluted	$(0.14)	$(0.06)	$(0.42)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	For the year ended December 31,
	2025	2024	2023
Stock options to purchase common stock	4,413,917	4,985,886	13,315,796
Unvested restricted stock units	7,394,489	7,683,177	8,256,453
Employee stock purchase plan	27,006	20,753	71,142
Total	11,835,412	12,689,816	21,643,391

13.     Income Taxes

Loss from continuing operations before income tax was as follows:

	For the year ended December 31,
	2025	2024	2023
(In thousands)
Domestic	$(15,482)	$(6,049)	$(39,163)
Foreign	—	—	—
	$(15,482)	$(6,049)	$(39,163)

The components of income tax provision consisted of the following:

	For the year ended December 31,
	2025	2024	2023
(In thousands)
Current
Federal	$—	$—	$—
State	204	75	75
Foreign	—	—	—
	204	75	75
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Income tax provision	$204	$75	$75

The reconciliation of the income tax benefit computed at the U.S. federal statutory rate of 21% to the Company’s income tax provision is as follows:

	For the year ended December 31,
	2025		2024		2023
(In thousands, except percentages)
U.S. federal statutory rate	$(3,199)	21.0%	$(1,252)	21.0%	$(8,203)	21.0%
State and local income taxes (net of federal income tax effect)(1)	204	(1.3)%	75	(1.3)%	75	(0.2)%
Change in valuation allowance	1,792	(11.8)%	(3,314)	55.6%	4,489	(11.5)%
Nontaxable or nondeductible items:
Share-based payment awards	(62)	0.4%	3,437	(57.6)%	3,151	(8.0)%
Nondeductible compensation under §162(m)	1,358	(8.9)%	947	(15.9)%	654	(1.7)%
Nondeductible parking	69	(0.5)%	71	(1.2)%	—	(0.2)%
Other	42	(0.3)%	21	(0.4)%	81	(0.2)%
Changes in unrecognized tax benefits	—	—%	—	—%	61	—%
Other adjustments	—	—%	90	(1.5)%	(233)	0.6%
Effective tax rate	$204	(1.3)%	$75	(1.3)%	$75	(0.2)%
___________
(1) State taxes in Texas and New York comprised the majority (greater than 50 percent) of the tax effect in this category.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows:

	As of December 31,
(In thousands)	2025	2024
Deferred tax assets
Intangible assets	$42	$55
Lease liability	3,545	5,402
Accrued expenses	706	171
Deferred revenue	462	175
Allowances, reserves and other	5,076	1,810
Stock-based compensation	2,333	3,192
Section 174 capitalized expenses	5,215	5,854
Net operating loss and other carryforwards	88,242	88,066
Total deferred tax assets	105,621	104,725
Valuation allowance	(97,185)	(94,859)
Net deferred tax assets	8,436	9,866
Deferred tax liabilities
Property and equipment	(319)	(548)
Right-of-use asset	(2,883)	(4,284)
Prepaid expenses	(155)	(241)
State taxes	(5,079)	(4,793)
Total deferred tax liabilities	(8,436)	(9,866)
Net deferred taxes	$—	$—

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

The amounts of income taxes paid (net of refunds received) by jurisdiction are as follows:

	For the year ended December 31,
	2025	2024	2023
(In thousands)
Federal	$—	$—	$—
State	110	89	116
Foreign	—	—	—

For the applicable periods all tax cash payments were immaterial and are therefore not being separately disclosed.

Net Operating Loss Carryforwards

As of December 31, 2025, the Company had federal and state net operating loss carryforwards tax effect of $313.0 million and $274.0 million, respectively. As of December 31, 2024, The Company had federal and state net operating loss carryforwards tax effect of $313.0 million and $272.0 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2032. As of December 31, 2025 and 2024, the Company did not have any state tax credits. Federal net operating losses generated after January 1, 2018 would not expire, but would only be available to offset up to 80% of the Company’s future taxable income.

The IRC imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events which may cause limitation in the amount of the net operating losses and credits that the Company utilizes in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company performed a study to determine whether net operating losses and credit carryover limitations exist under Section 382 as of December 31, 2025, and determined that a portion of the net operating losses that were generated during 2022 and prior are subject to Section 382 annual limitations. As of December 31, 2025 and 2024, these limitations did not cause any of the limited net operating losses to be permanently lost.

Valuation Allowance

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

A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. To the extent that a valuation allowance has been established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the valuation allowance will be released. At December 31, 2025, based on all available evidence, a full valuation allowance has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The following table summarizes the changes in the valuation allowance:

	For the year ended December 31,
	2025	2024	2023
(In thousands)
Beginning balance	$94,859	$98,771	$94,103
Changes to valuation allowance	2,326	(3,918)	4,654
Other increases (decreases)	—	6	14
Ending balance	$97,185	$94,859	$98,771

Uncertain Tax Positions

The Company is subject to taxation in the U.S. federal and various state jurisdictions. During the years ended December 31, 2025 and 2024, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the consolidated statements of comprehensive loss. The Company is subject to examination from federal tax authorities for years 2022, 2023 and 2024. To the extent allowed by law, the federal and state tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating loss or credit carryforward.

14.     Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than one to less than six years.

In connection with two of the Company’s facility leases, the Company is required to obtain irrevocable letters of credit in lieu of security deposits. The letters of credit totaled $1.5 million and $2.5 million as of December 31, 2025 and 2024, respectively, and expire within a set number of days after the expirations of the facilities leases. In connection with one of the Company’s office facility lease, following the fourth year of the lease, the letter of credit balance can be reduced annually by a stated amount in the lease agreement, so long as the Company complies with certain covenants. In connection with the Company’s warehouse lease, the letter of credit balance is reduced annually by a stated amount in the lease agreement, so long as the Company complies with certain covenants.

The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2025	2024	2023
Finance lease expense:
Amortization	$—	$8	$50
Operating lease expense:
Operating lease expense(1)	7,195	7,168	7,168
Sublease income	(2,006)	(2,006)	(2,006)
Total lease expense, net	$5,189	$5,170	$5,212
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

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s consolidated balance sheets (in thousands):

		As of December 31,
Assets	Financial Statement Line Item	2025	2024
Operating lease assets	Operating lease right-of-use asset	$11,351	$17,239
Total lease assets		$11,351	$17,239
Liabilities
Current
Operating lease liabilities	Accrued expenses	9,042	8,541
Non-current
Operating lease liabilities	Operating lease liabilities, net of current portion	4,919	13,197
Total lease liabilities		$13,961	$21,738

Supplemental information related to the Company’s leases for the year ended December 31, 2025 was as follows:

	For the year ended December 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	1.8	2.5
Weighted-average discount rate
Operating leases	2.45%	2.29%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in operating leases	$8,943	$8,105
Financing cash flows used in finance leases	$1	$19
During the year ended December 31, 2025, ROU assets obtained in exchange for new operating lease liabilities were $0.8 million. During the year ended December 31, 2025, the Company did not have any finance leases.

Future minimum lease payments required under operating leases as of December 31, 2025, were as follows (in thousands):

Operating Leases
2026	$9,291
2027	4,414
2028	184
2029	190
2030	195
Thereafter	67
Future minimum lease payments	$14,341
Less: Amount representing interest	(380)
Present value of future lease payments	$13,961

15.     Restructuring

Transformation 2.0: Powering Honest Growth

In October 2025, the Company's Board of Directors approved Transformation 2.0: Powering Honest Growth ("Powering Honest Growth") which builds upon the Company's original Transformation Pillars of Brand Maximization, Margin Enhancement and Operating Discipline. Powering Honest Growth is aimed at improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including exiting Honest.com fulfillment and apparel, as well as exiting retail and online stores in Canada, optimizing our cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies.

Restructuring costs are one of the elements of Powering Honest Growth and are included in Restructuring on the consolidated statements of comprehensive loss:

•Contract and External Obligation Costs — include expense to terminate contracts prior to expiration, litigation and professional fees, and other costs associated with external obligations arising from restructuring.
•Employee and Personnel-Related Costs — primarily severance and other post-employment benefit costs, calculated based on salary levels, prior service, statutory minimum benefits, and other personnel-related expenses incurred as a result of restructuring.
•Asset and Other Restructuring-Related Costs — consist primarily of technology taken out of service.

The Company records costs associated with the restructuring once the relevant accounting criteria have been met. Costs associated with Powering Honest Growth, including restructuring costs, are expected to be approximately $30.0 million to $35.0 million to be recognized through the first quarter of 2027. Of this range, the Company expects approximately $5.0 million to $8.0 million to be related to restructuring costs, primarily comprising contractual and external obligation costs, employee and personnel-related costs and asset and other restructuring-related costs, and approximately $25.0 million to $27.0 million to be related to other costs included in cost of revenue, primarily related to a discrete inventory write-down related to exiting apparel, fixed asset impairments, and costs associated with the warehouse closure, some of which have already been incurred. During the year ended December 31, 2025, we have recognized $24.0 million of total costs related to Powering Honest Growth. See table below for additional details of total costs.

Costs associated with Powering Honest Growth for the year ended December 31, 2025 were as follows (in thousands):

For the year ended December 31, 2025
Cost of Revenue(1)	$19,837
Restructuring Costs(2)	4,159
Total	$23,996
______________

(1) The Company recorded a discrete inventory write-down of $15.9 million, inclusive of overhead costs and tariffs, related to exiting apparel; machinery and equipment write-offs of $2.5 million; apparel purchase commitments of $1.1 million; and accelerated depreciation of $0.4 million which is included in cost of revenue on the consolidated statements of comprehensive loss.
(2) Refer to the restructuring table below for additional details of the costs included in restructuring costs.

Charges incurred to restructuring costs for the year ended December 31, 2025 were:

	Restructuring Costs
	Contract and External Obligation Costs	Employee and Personnel-Related Costs	Asset and Other Restructuring-Related Costs	Total
Charges for the year ended December 31, 2025	$2,523	$884	$752	$4,159

Changes in accrued expenses as of December 31, 2025 were:

	Restructuring-Related Costs(1)
	Contract and External Obligation Costs	Employee and Personnel-Related Costs	Asset and Other Restructuring-Related Costs	Total
Balance at December 31, 2024	$—	$—	$—	$—
Charges	2,535	852	1,147	4,534
Cash payments	—	—	—	—
Other adjustments	—	—	—	—
Balance at December 31, 2025	$2,535	$852	$1,147	$4,534
___________

(1) Included in accrued expenses as of December 31, 2025. Refer to Note 9, "Accrued Expenses" included elsewhere in these consolidated financial statements.

16.     Subsequent Events
On February 20, 2026, the Company’s Board of Directors approved the Company’s first share repurchase program for up to $25 million of its outstanding common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions or privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the new program will depend on a variety of factors, including, without limitation, stock price, trading volume, and general business and market conditions. The repurchase program does not obligate the Company to purchase any shares, has no expiration date and may be modified, suspended or terminated at any time. The Company expects to fund repurchases with a combination of existing cash and cash equivalents and cash flows from operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended December 31, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements

The table below shows the contracts, instructions or written plans adopted or terminated during the quarter ended December 31, 2025 providing for the purchase and/or sale of the Company's securities by the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act):

Type of Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date(3)
Jonathan Mayle	Senior Vice President, Customer Sales	Terminate	12/10/2025	x		Up to 88,777	12/10/2025
Stephen Winchell	Chief Innovation Officer	Terminate	11/19/2025	x		Up to 60,000	11/19/2025

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule10b5-1(c) under the Exchange Act.
(2) Non-Rule Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3) Each 10b5-1 trading plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in such 10b5-1 trading plan have been executed; or (iii) such date when the 10b5-1 trading plan is otherwise terminated according to its terms.

During the year ended December 31, 2025, Curtiss Bruce, our Chief Financial Officer, entered into a sell-to-cover arrangement adopted pursuant to Rule 10b5-1 on August 24, 2025 and Etienne von Kunssberg, our Senior Vice President, Supply Chain, entered into a sell-to-cover arrangement adopted pursuant to Rule 10b5-1 on June 16, 2025. The sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorized the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of time-vesting or performance-vesting restricted stock units and the related issuance of shares of common stock. The amount of shares of common stock to be sold to satisfy the Company’s tax withholding obligations under this arrangement is dependent on future events which cannot be known at this time, including the future trading price of Company's shares of common stock. The expiration date relating to the arrangement is dependent on future events which cannot be known at this time, including the final vest date of the applicable time-vesting or performance-vesting restricted stock units and the officer’s termination of service.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions “Proposal 1 Election of Directors”, “Delinquent Section 16(a) Reports”, and “Information Regarding the Board and Corporate Governance” in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance” in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Transactions with Related Persons and Indemnification” and “Information Regarding the Board and Corporate Governance” in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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

Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40378	3.1	5/11/2021
3.2	Amended and Restated Bylaws of the Company, as currently in effect.	8-K	001-40378	3.1	3/12/2025
4.1	Form of Common Stock Certificate	10-K	001-40378	4.1	3/28/2022
4.2	Description of Capital Stock	10-K	001-40378	4.2	3/28/2022
10.1+	2011 Stock Incentive Plan and forms of agreements thereunder.	S-1	333-255150	10.2	4/9/2021
10.2+	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-255150	10.3	4/20/2021
10.3+	2021 Employee Stock Purchase Plan.	S-1/A	333-255150	10.4	4/20/2021
10.4+	Non-Employee Director Compensation Policy.	S-1/A	333-255150	10.5	4/26/2021
10.5+	Form of Indemnity Agreement entered into by and between the Company and each director and executive officer.	S-1/A	333-255150	10.6	4/20/2021
10.6+	Amended and Restated Employment Agreement, dated April 24, 2021, by and between the Company and Brendan Sheehey.	S-1/A	333-255150	10.16	4/26/2021
10.7	Office Lease, dated as of July 8, 2015, by and between the Company and CV Latitude 34 LLC.	S-1	333-255150	10.17	4/9/2021
10.8	Warehouse Lease Agreement, dated as of November 16, 2016, by and between the Company and GLP US Management LLC (as successor in interest to PHI Donovan Land, LLC), as amended.	S-1	333-255150	10.18	4/9/2021
10.9+	Employment Agreement, dated April 22, 2022, by and between the Company and Steve Winchell.	10-Q	001-40378	10.1	5/13/2022
10.10+	Employment Agreement, dated April 13, 2023, by and between the Company and Katherine Barton.	10-Q	001-40378	10.1	5/9/2023
10.11+	Employment Agreement, dated August 31, 2023, by and between the Company and David Loretta.	10-Q	001-40378	10.1	11/8/2023
10.12	Credit Agreement dated January 25, 2023, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-40378	10.1	1/27/2023

10.13+	Employment Agreement, dated January 9, 2023, by and between the Company and Carla Vernón.	10-K	001-40378	10.6	3/16/2023
10.14	2023 Inducement Plan	8-K	001-40378	10.1	3/16/2023
10.15	Form of Global RSU Award Grant Notice and Global RSU Award Agreement under the 2023 Inducement Plan	8-K	001-40378	10.2	3/16/2023
10.16†	Third Amended and Restated Contract Manufacturing Agreement, dated as of January 1, 2024 by and between the Company and Valor Brands LLC, a.k.a. Ontex North America.	10-K	001-40378	10.20	3/8/2024
10.17+	Employment Agreement, dated January 1, 2024, by and between the Company and Dorria Ball.	10-K	001-40378	10.21	3/8/2024
10.18+	Employment Agreement, dated April 17, 2025, by and between the Company and Curtiss Bruce.	10-Q	001-40378	10.1	5/7/2025
10.19+	Retirement Agreement and General Release of Claims, dated June 16, 2025, by and between the Company and Dave Loretta.	10-Q	001-40378	10.2	8/6/2025
10.20	Employment Agreement, dated January 8, 2025, by and between the Company and Etienne von Kunssberg.					X
10.21	Separation Agreement and General Release of Claims, dated December 31, 2025, by and between the Company and Katherine Barton.					X
19.1	The Honest Company Insider Trading Policy.					X
21.1	List of Subsidiaries	10-K	001-40378	21.1	3/16/2023
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97*	The Honest Company, Inc. Clawback Policy	10-K	001-40378	97	3/8/2024
101.INS 101.SCH 101.CAL	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB 101.PRE 101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The Honest Company, Inc.
Date: February 25, 2026	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carla Vernón, Curtiss Bruce and Brendan Sheehey, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carla Vernón	Chief Executive Officer and Director	February 25, 2026
Carla Vernón	(Principal Executive Officer)
/s/ Curtiss Bruce	Executive Vice President, Chief Financial Officer	February 25, 2026
Curtiss Bruce	(Principal Financial and Accounting Officer)
/s/ Jessica Warren	Director	February 25, 2026
Jessica Warren
/s/ Michael Barkley	Director	February 25, 2026
Michael Barkley
/s/ Katie Bayne	Director	February 25, 2026
Katie Bayne
/s/ Susan Gentile	Director	February 25, 2026
Susan Gentile
/s/ John R. Hartung	Director	February 25, 2026
John R. Hartung
/s/ Alissa Hsu Lynch	Director	February 25, 2026
Alissa Hsu Lynch
/s/ Andrea Turner	Director	February 25, 2026
Andrea Turner
/s/ James D. White	Director	February 25, 2026
James D. White