Form 10-Q
period 2026-03-31
Honest Company, Inc.
filed 2026-05-06
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 1, 2026, the registrant had 110,078,615 shares of common stock, $0.0001 par value per share outstanding.

The Honest Company, Inc.

i.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part II, Item 1A, “Risk Factors,” and other factors set forth in other parts of this Quarterly Report on Form 10-Q as well as in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition, including our expectations regarding revenue growth, Adjusted EBITDA margin expansion and our ability to achieve or maintain profitability; our ability to continue to launch new products; the implementation of our new share repurchase program and any share repurchases thereunder; our ability to attract and retain customers; our ability to execute on and to continue driving benefits from our Transformation Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline; our timeline for and ability to successfully implement, execute, and derive benefits from our Powering Honest Growth program (as defined below), statements regarding the intended effect of Powering Honest Growth and our expectations regarding the estimated costs, benefits, timing of such costs and benefits and timing of completion of Powering Honest Growth; our pricing, marketing, and distribution strategies; our continued focus on research, development and innovation; our expectations regarding consumer demand or behavior and the timing and amount of orders from our largest customers; our ability to accelerate or continue growth in the high-margin categories and to offset declines in other categories; the effect of macroeconomic factors, including supply chain disruptions, tariffs, inflationary pressures, geopolitical uncertainty and any financial market instability; anticipated trends, growth rates, and challenges in our business and in the markets in which we operate; and our ability to execute on other business strategies, including strategic shift away from lower margin channels, plans and objectives of management for future operations.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$90,367	$89,581
Accounts receivable, net	34,035	33,761
Inventories	61,178	72,501
Prepaid expenses and other current assets	7,229	6,590
Total current assets	192,809	202,433
Operating lease right-of-use asset	9,677	11,351
Property and equipment, net	8,544	7,477
Goodwill	2,269	2,269
Intangible assets, net	145	162
Other assets	1,477	1,715
Total assets	$214,921	$225,407
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,087	$15,134
Accrued expenses	27,667	35,685
Total current liabilities	42,754	50,819
Long term liabilities
Operating lease liabilities, net of current portion	3,075	4,919
Total liabilities	45,829	55,738
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2026 and December 31, 2025, none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2026 and December 31, 2025; 113,727,283 and 112,809,637 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	11
Treasury stock, at cost, 1,052,672 and 0 shares as of March 31, 2026 and December 31, 2025, respectively	(3,000)	—
Additional paid-in capital	673,001	670,536
Accumulated deficit	(500,920)	(500,878)
Total stockholders’ equity	169,092	169,669
Total liabilities and stockholders’ equity	$214,921	$225,407

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2026	2025

Revenue	$78,099	$97,250
Cost of revenue	44,828	59,580
Gross profit	33,271	37,670
Operating expenses
Selling, general and administrative	17,469	21,041
Marketing	13,993	12,270
Restructuring	606	—
Research and development	1,862	1,852
Total operating expenses	33,930	35,163
Operating (loss) income	(659)	2,507
Interest and other income (expense), net	663	787
Income before provision for income taxes	4	3,294
Income tax provision	46	40
Net (loss) income	$(42)	$3,254
Net (loss) income per share attributable to common stockholders:
Basic	$(0.00)	$0.03
Diluted	$(0.00)	$0.03
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	112,819,781	109,552,550
Diluted	112,819,781	114,571,119

Comprehensive (loss) income	$(42)	$3,254

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	109,159,697	$11	—	$—	$659,488	$(485,192)	$174,307
Net income	—	—	—	—	—	3,254	3,254
Stock options exercised	75,000	—	—	—	384	—	384
Stock-based compensation	—	—	—	—	2,412	—	2,412
Vested restricted stock units	1,253,999	—	—	—	—	—	—
Balances at March 31, 2025	110,488,696	$11	—	$—	$662,284	$(481,938)	$180,357

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	112,809,637	$11	—	$—	$670,536	$(500,878)	$169,669
Net loss	—	—	—	—	—	(42)	(42)
Repurchase of common stock	—	—	1,052,672	(3,000)	—	—	(3,000)
Stock-based compensation	—	—	—	—	2,465	—	2,465
Vested restricted stock units	917,646	—	—	—	—	—	—
Balances at March 31, 2026	113,727,283	$11	1,052,672	$(3,000)	$673,001	$(500,920)	$169,092

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(42)	$3,254
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	646	717
Stock-based compensation	2,465	2,412
Amortization of operating ROU assets	1,674	1,640
Other	212	1,122
Changes in assets and liabilities:
Accounts receivable, net	(342)	738
Inventories	11,423	(5,768)
Prepaid expenses and other assets	(536)	902
Accounts payable, accrued expenses and other long-term liabilities	(7,700)	(5,757)
Deferred revenue	—	(103)
Operating lease liabilities	(2,278)	(2,095)
Net cash provided by (used in) operating activities	5,522	(2,938)
Cash flows from investing activities
Purchases of property and equipment	(1,736)	(62)
Net cash used in investing activities	(1,736)	(62)
Cash flows from financing activities
Repurchase of common stock	(3,000)	—
Proceeds from exercise of stock options	—	384
Payments on finance lease liabilities	—	(1)
Net cash (used in) provided by financing activities	(3,000)	383
Net increase (decrease) in cash and cash equivalents	786	(2,617)
Cash and cash equivalents
Beginning of the period	89,581	75,435
End of the period	$90,367	$72,818

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$456	$—

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025. The condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances.
Restructuring

As further described in Note 12, "Restructuring," during 2025, the Company commenced a restructuring plan, Transformation 2.0: Powering Honest Growth ("Powering Honest Growth"). Powering Honest Growth is aimed at driving growth, improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including Honest.com fulfillment and the apparel category as a seller of merchandise, retail and online stores in Canada, as well as optimizing the Company's cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies. Such restructuring costs include employee termination benefits (one-time arrangements), termination of contractual obligations, non-cash asset charges, primarily including technology taken out of service, and other direct incremental costs. The Company recorded employee termination liabilities once the Company committed to a plan and communicated such terminations to employees. Other costs associated with a restructuring initiative, such as consulting and professional fees, product or geographical exit costs, are recognized in the period in which the liability is incurred. Accrued restructuring costs as of March 31, 2026 and December 31, 2025 are recorded within Accrued Expenses in the condensed consolidated balance sheets. Refer to Note 12, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring initiatives.

Segment Reporting and Geographic Information

The Company’s principal business primarily focuses on creating cleanly-formulated and sustainably-designed products. The Company’s Chief Executive Officer (“CEO”), as the chief operating decision maker (“CODM”), organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment.

The Company evaluates performance based on consolidated net income (loss) to monitor budget versus actual results and period-over-period comparisons. The CODM additionally considers forecasted information on a quarterly basis for net income (loss) when making decisions regarding capital and personnel needs. The CODM reviews information at the consolidated entity level, and does not distinguish the principal business, or group the operations, by geographic locations or industry types for purposes of measuring performance or allocating resources. While the Company creates products that are sold across retail channels and, prior to December 31, 2025, direct-to-consumer (“DTC”), all products are managed as one brand of products under one operating and reportable segment. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage expenses on a consolidated basis, consistent with the Company’s operations.

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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of March 31, 2026 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable are presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the amortized cost. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may have an impact on the Company's customers' ability to pay. As discussed further below, the Company elected the practical expedient to assume that current conditions as of the balance sheet date will not change for the remaining life of the accounts receivable. The allowance for credit losses was $0.2 million as of March 31, 2026 and December 31, 2025.

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

Recently Issued Accounting Pronouncements - Adopted

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update creates a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606 by assuming that current conditions at the balance sheet date will remain unchanged over the life of the asset. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The adoption of ASU No. 2025-05 did not have a material impact on the Company's consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements - Not Yet Adopted

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

3.Revenue

Disaggregated Revenue

	For the three months ended March 31,
(In thousands)	2026	2025
Wipes	$31,350	$27,686
Personal Care and Other	25,921	21,737
Diapers	20,828	25,732
Honest.com, Apparel and Canada	—	22,095
Total revenue	$78,099	$97,250

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

Direct-to-Consumer

Effective December 31, 2025, the Company no longer sells direct-to-consumer through the Company’s website as part of Powering Honest Growth. For direct sales to the consumer through the Company's website, Honest.com, the Company's performance obligation consisted of the sale of finished goods to the consumer. Consumers may have purchased products at any time or entered into subscription arrangements. Consumers placed orders online in accordance with the Company's standard terms and conditions and authorized payment when the order was placed. Credit cards were charged at the time of shipment and payments were typically processed within two to three business days. For subscription arrangements, consumers signed up to receive products on a periodic basis. Subscriptions were cancellable at any time without penalty, and no amounts were collected from the consumer until products were shipped. Revenue was recognized when transfer of control to the consumer took place, which is when the product was delivered to the carrier. Sales taxes collected from consumers were accounted for on a net basis and were excluded from revenue. The Company did not generate any revenue from Honest.com for three months ended March 31, 2026. Revenue generated from Honest.com was 11% of the Company's total revenue during the three months ended March 31, 2025.

Non-Monetary Transactions

The Company has in the past and may in the future enter into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets, and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the three months ended March 31, 2026 and 2025, the Company did not enter into any new trade agreements.

For the three months ended March 31, 2026 and 2025, the Company did not recognize any revenue or associated cost of revenue related to these marketing and transportation credits. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. Any impairment losses are charged to marketing expense in the condensed consolidated statements of comprehensive income (loss) as they become determinable. For the three months ended March 31, 2026 and 2025, the Company recorded no impairment losses related to these credits and used an aggregate of $0.2 million and $0.4 million of credits, respectively.

4.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds	$71,205	$—	$—	$71,205
Total cash equivalents	$71,205	$—	$—	$71,205

	December 31, 2025
	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds	$65,607	$—	$—	$65,607
Total cash equivalents	$65,607	$—	$—	$65,607

The carrying amounts for the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturities.

5.     Credit Facilities

In March 2026, the Company entered into a First Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement (the “Amendment”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and lender, and the other lenders party thereto (together with JPMorgan, the “Lenders”), which amended the terms of the then existing first lien credit agreement (the “2023 Credit Facility”), extended the maturity date of the senior secured revolving credit facility (the “2026 Credit Facility”) and modified the borrowing formula and modified the interest rate.

The 2026 Credit Facility provides a revolving credit facility in an aggregate principal amount of up to $35.0 million (the “Commitment Amount”) and includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. If more than 50% of the Commitment Amount is outstanding, availability of the 2026 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by certain reserves, if any. The 2026 Credit Facility includes an uncommitted accordion feature that allows for increases in the Commitment Amount to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitments. The 2026 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2026 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2026, the commitment fee incurred was immaterial. As of March 31, 2026, there was $1.5 million of outstanding letters of credit. As of March 31, 2026, there was no outstanding borrowing under the 2026 Credit Facility, but the letters of credit reduce the amount available under the 2026 Credit Facility on a dollar-for-dollar basis.

The interest rate applicable to the 2026 Credit Facility will be, at the Company’s option, either (a) the Adjusted Term SOFR Rate (subject to a 0.00% floor), plus a margin ranging from 1.75% to 2.25% or (b) the CB floating rate, (i) plus a margin of 0.00% or 0.25% or (ii) minus a margin of 0.25%. The margin will be based upon the Company’s leverage ratio. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b) 2.50%.

The 2026 Credit Facility will terminate and borrowings thereunder, if any, will be due in full on March 31, 2029. Debt under the 2026 Credit Facility will be guaranteed by substantially all of the Company’s material domestic subsidiaries and will be secured by substantially all of the Company’s and such subsidiaries’ assets.

The Company is subject to certain affirmative and negative covenants including financial covenants related to a minimum total fixed charge coverage ratio and a maximum total leverage ratio, each calculated on a trailing four fiscal quarter basis at the end of each fiscal quarter. The 2026 Credit Facility also includes customary events of default. The 2026 Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, incur indebtedness, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments, each subject to customary exceptions. Failure to do so, unless waived by the Lenders under the 2026 Credit Facility pursuant to its terms would result in an event of default under the 2026 Credit Facility. As of March 31, 2026, the Company is in compliance with all covenants under the 2026 Credit Facility.

6.     Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
(In thousands)
Payroll and payroll related expenses(1)	$2,954	$4,390
Accrued inventory purchases	2,555	8,387
Accrued marketing	3,450	1,181
Accrued rent(2)	8,689	9,042
Accrued restructuring(3)	4,552	4,534
Other accrued expenses	5,467	8,151
Total accrued expenses	$27,667	$35,685
____________________

(1) Includes $0.1 million and $0.2 million of executive transition related expenses as of March 31, 2026 and December 31, 2025, respectively.
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

A complaint was filed by Hayato Ono derivatively on behalf of the Company on November 29, 2021, in the U.S. District Court for the Central District of California (“Central District of California”), alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers (the “Ono Action”). On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the Central District of California and consolidated with the Ono Action (together, the “California Federal Derivative Action”). A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022, with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware on October 19, 2022, with similar allegations. Each of these federal and state court derivative cases have been stayed. On December 18, 2025, the parties to all derivative cases reached an agreement in principle to settle the matters. On March 26, 2026, a motion for preliminary approval of the settlement was filed in the California Federal Derivative Action. A hearing on the motion for preliminary approval was held on April 29, 2026 and the final approval hearing is set on July 13, 2026. The settlement remains subject to preliminary and final approval by the court and certain other conditions and contingencies out of our control. The Company recorded the settlement amount of $1.2 million within accrued expenses and a corresponding insurance recovery of $1.2 million within prepaids and other current assets related to the legal settlement on the consolidated balance sheet as of March 31, 2026, and December 31, 2025. The determination that the recorded insurance recovery receivable was probable of collection was based on the terms of the applicable insurance policies, settlement agreement, and communications with the insurers.

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

As of March 31, 2026 and December 31, 2025, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Tariffs

Following the February 2026 U.S. Supreme Court ruling that invalidated specific tariffs under the International Emergency Economic Powers Act ("IEEPA"), the Company is evaluating its eligibility for refunds of previously paid import duties. Due to the inherent uncertainty surrounding the timing and recoverability of these refunds, no receivable or corresponding offset to expense or asset was recognized as of March 31, 2026. Management continues to monitor these developments, including potential revenue adjustments related to contractual refund obligations to third-party manufacturers.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of March 31, 2026 and December 31, 2025, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

8.     Stockholders' Equity

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2025	4,252,490	$5.45
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(6,000)	$5.23
Outstanding at March 31, 2026	4,246,490	$5.45

2021 Equity Incentive Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. All equity-based awards granted on or after the effectiveness of the 2021 Plan are granted under the 2021 Plan. The 2021 Plan provides for grants of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and its subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any of its affiliates’ employees and consultants. Initially, the maximum number of shares of the Company’s common stock that may be issued under its 2021 Plan will not exceed 25,025,580 shares of the Company’s common stock. In addition, the number of shares of the Company’s common stock reserved for issuance under its 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors prior to the date of the increase. On January 1, 2026, 4,498,671 additional shares were reserved for issuance pursuant to this provision. The maximum number of shares of the Company’s common stock that may be issued on the exercise of ISOs under its 2021 Plan is 75,100,000 shares.

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “2023 Inducement Plan”). The 2023 Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the 2023 Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of March 31, 2026, there were 738,806 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes the RSU activity under the 2021 Equity Incentive Plan and the 2023 Inducement Plan:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2025	418,924	5,266,468	$4.28	$3.92
Granted	112,157	4,892,417	$2.58	$2.45
Vested	(28,038)	(889,608)	$2.58	$4.09
Forfeited	—	(289,002)	$—	$4.35
Unvested RSUs at March 31, 2026	503,043	8,980,275	$4.00	$3.09

As of March 31, 2026, there was $27.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.0 years.

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The Company initially authorized the issuance of 1,175,000 shares of common stock under the 2021 ESPP. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031 by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year; and (ii) 3,525,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2026, 1,124,667 additional shares were reserved for issuance pursuant to this provision. Subject to any limitations contained therein, the 2021 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase common stock at a discounted price per share.

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the three months ended March 31, 2026, no shares were purchased under the 2021 ESPP. As of March 31, 2026, the Company had 5,783,016 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

March 31, 2026
Expected life of options (in years)	0.50
Expected stock price volatility	75.59%
Risk free interest rate	3.80%
Expected dividend yield	—%
Grant-date fair value per share	$0.95

Share Repurchase Program

On February 20, 2026, the Company’s Board of Directors approved the Company’s first share repurchase program for up to $25 million of its outstanding common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions or privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the new program will depend on a variety of factors, including, without limitation, stock price, trading volume, and general business and market conditions. The repurchase program does not obligate the Company to purchase any shares, has no expiration date and may be modified, suspended or terminated at any time. The Company expects to fund repurchases with a combination of existing cash and cash equivalents and cash flows from operations. The Company repurchased 1,052,672 shares of common stock at an average share price of $2.85 per share, for an aggregate amount of approximately $3.0 million, during the three months ended March 31, 2026. As of March 31, 2026, approximately $22 million remained available under the share repurchase program. Between April 1, 2026 and May 1, 2026, the Company repurchased 3,471,969 shares of common stock at an average share price of $3.26 per share, for an aggregate amount of approximately $11.3 million. Accordingly, as of May 1, 2026, approximately $10.7 million remained available under the share repurchase program.

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU awards under the 2021 Equity Incentive Plan and the 2023 Inducement Plan, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended March 31,
	2026	2025
(In thousands)
Selling, general and administrative	$2,251	$2,241
Research and development	214	171
Total stock-based compensation expense	$2,465	$2,412

9.     Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) attributable to common stockholders per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding. The Company computes diluted net income (loss) per share under a two-class method where income is reallocated between common stock, potential common stock and participating securities, if any. Diluted net income (loss) per share attributable to common stockholders adjusts the basic net income (loss) per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock options using the treasury stock method.
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share attributable to common stockholders:

	For the three months ended March 31,
(In thousands, except for share and per share values)	2026	2025
Numerator:
Net (loss) income	$(42)	$3,254
Net (loss) income attributable to common stockholders — basic	$(42)	$3,254
Net (loss) income attributable to common stockholders - diluted	$(42)	$3,254

Denominator:
Weighted average shares of common stock outstanding — basic	112,819,781	109,552,550
Add: effect of dilutive RSUs	—	4,727,055
Add: effect of dilutive stock options	—	291,514
Weighted average shares of common stock outstanding - diluted	112,819,781	114,571,119

Net (loss) income per share, attributable to common shareholders:
Basic	$(0.00)	$0.03
Diluted	$(0.00)	$0.03

The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share because including them would have been antidilutive:

	For the three months ended March 31,
	2026	2025
Stock options to purchase common stock	4,250,468	51,000
Unvested restricted stock units	6,886,775	310,362
Employee stock purchase plan	48,833	20,753
Total	11,186,076	382,115

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

During the three months ended March 31, 2026 and 2025, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive income (loss).

11.    Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases, which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of one to less than six years.

The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2026	2025
Operating lease expense:
Operating lease expense(1)	$1,785	$1,792
Sublease income	(501)	(501)
Total lease expense, net	$1,284	$1,291
______________________

(1)     Represents the straight-line lease expense of operating leases, inclusive of amortization of ROU assets and the interest component of operating lease liabilities.

Based on the nature of the Right-Of-Use (“ROU”) assets, amortization of operating ROU assets, operating lease expense and other lease expense are recorded within either cost of revenue or selling, general and administrative expenses and interest on finance lease liabilities is recorded within interest and other expense, net in the condensed consolidated statements of comprehensive income (loss).

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	March 31, 2026

Operating lease assets	Operating lease right-of-use asset	$9,677
Total lease assets		$9,677
Liabilities
Current
Operating lease liabilities	Accrued expenses	8,689
Non-current
Operating lease liabilities	Operating lease liabilities, net of current portion	3,075
Total lease liabilities		$11,764

Supplemental information related to the Company’s leases for the three months ended March 31, 2026 was as follows:

Weighted-average remaining lease term (in years)
Operating leases	1.7
Weighted-average discount rate
Operating leases	2.49%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in operating leases	$2,278

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the three months ended March 31, 2026 for either finance or operating leases.

12.     Restructuring

Transformation 2.0: Powering Honest Growth

In October 2025, the Company's Board of Directors approved Transformation 2.0: Powering Honest Growth ("Powering Honest Growth") which builds upon the Company's original Transformation Pillars of Brand Maximization, Margin Enhancement and Operating Discipline. Powering Honest Growth is aimed at driving growth, improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including Honest.com fulfillment and the apparel category as a seller of merchandise, retail and online stores in Canada, as well as optimizing our cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies.

Restructuring costs are one of the elements of Powering Honest Growth and are included in Restructuring on the statements of comprehensive income (loss):

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
•Asset and Other Restructuring-Related Costs — consist primarily of technology taken out of service.

The Company records costs associated with the restructuring once the relevant accounting criteria have been met.

Costs associated with Powering Honest Growth for the three months ended March 31, 2026 were as follows (in thousands):

Cost of Revenue(1)	$686
Restructuring Costs(2)	606
Total	$1,292
______________

(1) The Company incurred costs in connection with a warehouse closure which is included in cost of revenue on the consolidated statements of comprehensive loss.
(2) Refer to the restructuring table below for additional details of the costs included in restructuring costs.

Charges incurred to restructuring costs for the three months ended March 31, 2026 were:

	Restructuring Costs
	Employee and Personnel-Related Costs	Asset and Other Restructuring-Related Costs	Contract and External Obligation Costs	Total
Charges for the three months ended March 31, 2026	$304	$302	$—	$606

Changes in accrued expenses as of March 31, 2026 were:

	Accrued Restructuring-Related Costs(1)
	Asset and Other Restructuring-Related Costs	Contract and External Obligation Costs	Employee and Personnel-Related Costs	Total
Balance at December 31, 2025	$1,147	$2,535	$852	$4,534
Charges	577	—	386	963
Cash payments	(259)	(13)	(673)	(945)
Other adjustments	—	—	—	—
Balance at March 31, 2026	$1,465	$2,522	$565	$4,552
___________

(1) Included in accrued expenses as of March 31, 2026. Refer to Note 6, "Accrued Expenses" included elsewhere in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as in the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” “the Company” and “Honest” refer to The Honest Company, Inc. and its consolidated subsidiaries.

 Overview

Founded in 2012, The Honest Company (the “Company,” or “Honest,” which may also be referred to as “we,” “us” or “our”) is a personal care company dedicated to creating cleanly-formulated and sustainably-designed products for everyone from babies to adults. By combining thoughtful design with science-based innovation, we deliver personal care products for everyone from babies to adults, spanning categories across wipes, personal care, diapers, and beauty. Our commitment to our core values, continual innovation and engaging our community has differentiated and elevated our brand and our products. Since our launch, we have cultivated deep trust around what matters most to our consumers: their health, their families and their homes. We seek to meet consumers wherever they want to shop, balancing deep consumer connection with broad convenience and availability. We believe our distribution strategy positions us for continued growth through our trusted brand and award-winning multi-category product offerings.

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

Transformation 2.0: Powering Honest Growth

In October 2025, our Board of Directors approved Transformation 2.0: Powering Honest Growth ("Powering Honest Growth,") which builds upon our original Transformation Pillars of Brand Maximization, Margin Enhancement and Operating Discipline. Powering Honest Growth is aimed at driving growth, improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including Honest.com fulfillment and the apparel category as a seller of merchandise, as well as retail and online stores in Canada, optimizing our cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies.

Powering Honest Growth is projected to result in the following:

•Costs associated with Powering Honest Growth, including restructuring costs, are expected to be approximately $30.0 million to $35.0 million to be recognized through the first quarter of 2027. Of this range, we expect approximately $5.0 million to $8.0 million to be related to restructuring costs, primarily comprising contractual and external obligation costs, employee and personnel-related costs and asset and other restructuring-related costs, and approximately $25.0 million to $27.0 million to be related to other costs included in cost of revenue, primarily related to a discrete inventory write-down related to exiting apparel category as a seller of merchandise, fixed asset impairments, and costs associated with a warehouse closure, some of which have already been incurred.
◦During the three months ended March 31, 2026, we have recognized $1.3 million of costs related to Powering Honest Growth, for a total of approximately $25.3 million recognized to date. See table below for additional details of the costs recognized in the three months ended March 31, 2026.
•Powering Honest Growth is expected to result in annualized benefits in the range of approximately $10.0 million to $15.0 million, and the Company has begun seeing benefits in 2026. These benefits include reduction in costs of revenue and reduction in operating expenses, offset by a decrease in revenue related to the exit of lower margin non-strategic portfolios.
•The cash impact of costs related to Powering Honest Growth is expected to be in the range of approximately $13.0 million to $18.0 million for the full years 2026 and 2027, with $3.7 million cash paid to date and the remainder to be paid throughout 2026 and 2027.

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
•Managing working capital including the reduction of inventory.
•Rightsizing selling and general and administrative costs.

Costs associated with Powering Honest Growth for the three months ended March 31, 2026 were as follows (in thousands):

Cost of Revenue(1)	$686
Restructuring Costs(2)	606
Total	$1,292
______________

(1) We incurred costs in connection with a warehouse closure which is included in cost of revenue on the consolidated statements of comprehensive loss.
(2) For further details on the restructuring element of Powering Honest Growth, refer to Note 12, “Restructuring” included in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Ability to Execute Increasing Physical and Digital Availability

The core of our growth strategy centers around increasing physical availability through expanded stores, doors, aisles, shelves and facing and increasing digital availability of our products in retail customers websites, and third-party ecommerce sites. While we have made significant progress in our distribution gains, we are still under indexed compared to competition. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage.

We will continue to pursue partnerships with a wide variety of retailers, including mass retailers, online retailers, club retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period. For example, we experienced distribution losses with two of our largest customers on certain diaper SKUs mainly related to these retailers' footprint changes for certain product categories overall and a shift to more exclusive non-gendered prints with one of these retailers, which has impacted our revenue since 2025, and we expect will continue to negatively impact our diaper revenue in the future.

Due to higher costs of shipping and fulfillment activities related to our DTC channel and other related costs, we no longer utilize Honest.com as a shipping and fulfillment channel or sell products through this channel as of December 31, 2025 and instead have shifted our focus and investments towards more efficient and scalable distribution models with our current retail and digital customers. The Honest.com website will remain a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase offsite. Our discontinuation of Honest.com as a direct shipping and fulfillment channel negatively impacted our revenue for the year ended December 31, 2025; however, we also expect that it will enable improved gross margin in future years.

Our product mix is a driver of our financial performance and growth given our focus on attractive margin products. Even though our growth strategy aims to boost sales across products by increasing total distribution, we intend to prioritize growth in products with attractive margin characteristics, including wipes and personal care, and leverage our brand equity and consumer insights to extend into new products.

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

Overall Macro Trends

We believe consumers’ increasing interest in cleanly-designed products and purpose-driven companies has contributed to higher demand for certain products, which we believe we are strategically positioned to benefit from. At the same time, changes in macro-level trends, including as a result of changing consumer attitudes or behaviors or other macroeconomic conditions (such as inflation, tariffs, supply chain disruptions, trade disputes, foreign exchange volatility, ongoing military conflicts and geopolitical uncertainty, financial market instability and any resulting recession or slowed economic growth), have resulted and could in the future result in fluctuations in our operating results.

Business Operations

Global economic and political uncertainty has increased due to the impact of continued inflationary pressures, adverse impact on confidence in financial markets and geopolitical events, including tariffs imposed on certain foreign goods, the possibility of expanding the tariffs to capture other types of goods, and related legal challenges. Additionally, the extent of the impact of macroeconomic trends on our operational and financial performance in the future will depend on future developments. Prolonged unfavorable economic conditions, including as a result of changing consumer attitudes or behaviors or other macroeconomic conditions (such as inflation, tariffs, supply chain disruptions, trade disputes, foreign exchange volatility, ongoing military conflicts and geopolitical uncertainty, financial market instability and any resulting recession or slowed economic growth) have had and may continue to have an adverse effect on our sales, margins and profitability. All of these factors are difficult to predict considering the rapidly evolving landscape as we continue to expect a variable operating environment going forward.

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions, specifically tariffs and inflationary pressures, which has adversely affected our supply chain in regards to cost of revenue. We have experienced and anticipate continued increases in product costs due to inflationary pressures, which has in the past and could continue to hamper our ability to drive margin expansion. In addition, notwithstanding legal challenges, we expect tariffs to continue to negatively impact the cost of raw materials, components and finished goods, which has adversely impacted our operational expenses, and may negatively impact our ability to source our finished goods and components. We have taken measures to bolster key aspects of our supply chain and mitigate the impact of tariffs, such as creating an agile supply chain, ensuring sufficient inventory to support our continued growth, minimizing lead times for raw materials, and implementing a robust cost-savings program, as part of our tariff mitigation strategy. In addition, in early 2025 we hired a Senior Vice President of Supply Chain, a newly created role, which has enabled us to accelerate some of the cost savings opportunities we have developed. If we are not successful in our attempts to bolster our supply chain and mitigate the impact of tariffs, our product and fulfillment costs may increase and our business, financial condition, results of operations and prospects could be adversely affected. For example, the fluctuation in tariff rates since 2025 and the ongoing uncertainty of those rates, has primarily impacted our wipes product costs, and may in the future impact our ability to forecast the tariff impacts on our cost of revenue. As part of Powering Honest Growth, we are also taking action to optimize our supply chain footprint and inventory management, along with leveraging technology to improve systems. We expect that the ongoing military conflicts may further increase our global shipping costs and could negatively impact the cost of petrochemicals which are used in the raw materials and packaging in our personal care products.

Additionally, we have experienced purchase price increases from our third-party manufacturers in the past and could face escalation of purchase costs and cost of revenue in the future. In 2025, we agreed to increased purchase costs from our diaper manufacturer and received requests to renegotiate purchase costs from other third-party manufacturers, which negotiations are ongoing.

We have implemented price increases in the past and we may implement additional price increases in the future as needed to offset current and future input cost inflation and to pursue productivity initiatives to offset inflation. However, we may not be able to increase our prices or productivity sufficiently enough to offset these costs. Customer demand for our products may change based on price increases.

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

Inventory

Inventory is reflected at the lower of cost or net realizable value which includes a reserve for excess inventory. We estimate reserve requirements based on current and forecasted demand, including the ability to liquidate excess inventory and estimated liquidation value. Depending on future consumer behavior in relation to the macroeconomic environment or otherwise and related aging of inventory, among other factors, we have in the past and expect to incur in the future additional inventory write-downs, customer returns or incur donation expense or disposal costs as we reduce excess inventory. As part of our Transformation Pillar of Operating Discipline, we have reduced inventory since December 31, 2025 as part of managing working capital efficiently, including inventory management.

Supplier Services Agreement

In August 2022, we entered into a supplier services agreement with Butterblu, LLC (“Butterblu”) pursuant to which Butterblu provided certain design, manufacturing, sales and marketing services to us (the “Supplier Services Agreement”). As part of the Supplier Services Agreement, we agreed to purchase and own inventory for the term of the agreement, which was originally until December 31, 2026, unless terminated sooner. On November 5, 2025, we sent a Notice of Termination to Butterblu and sued the company for alleged breaches of the Supplier Services Agreement. Through agreement of the parties following our Notice of Termination, Honest and Butterblu extended the Supplier Services Agreement on a temporary basis through December 26, 2025. The Supplier Services Agreement was formally terminated on December 26, 2025. Upon termination, Butterblu was required to discontinue using Honest’s trademarks and prints and to consummate all pending purchase orders received in writing as of the November 5, 2025 termination date, and Honest has the right to sell off all products sourced by Butterblu until and through December 26, 2026 and shall pay Butterblu the Base Service Fee, defined as 22% of Honest's net revenue for product sales and adjusted to ensure that the Base Service Fee does not exceed Honest's gross profit for product sales in the applicable quarter, for product sales through December 26, 2026. The parties are in litigation, which is described in Note 7, "Commitments and Contingencies," included in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Litigation related to our respective obligations under the Supplier Services Agreement, the termination of this Supplier Services Agreement, any disputes over the terms of the termination, and costs related to the apparel inventory we own have negatively impacted revenue and gross profit, offset by lower operating costs for the fourth quarter ended December 31, 2025 and full year 2025, and are expected to continue to adversely impact our results of operations going forward. In addition, the loss of the relationship with Butterblu negatively impacted apparel revenue and will negatively impact apparel revenue in the future, which may adversely affect our results of operations.

Components of Results of Operations

Revenue

We generate revenue through the sale of our products through our leading retailers and their websites, third-party ecommerce sites and, prior to December 31, 2025, Honest.com. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.

Cost of Revenue

Cost of revenue includes the purchase price of merchandise sold to customers, inbound and outbound shipping and handling costs, freight, tariffs and duties, shipping and packaging supplies, credit card processing fees and warehouse fulfillment costs incurred in operating and staffing warehouses, including rent. Cost of revenue also includes depreciation and amortization for warehouse fulfillment facilities and equipment, allocated overhead and direct and indirect labor for warehouse personnel, inventory reserves and destruction costs.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees, including audit and legal expenses; donation expenses including overhead and tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to our Supplier Services Agreement for our apparel products and, depreciation and amortization expenses. We expect our general and administrative expenses to decrease as a percentage of revenue as we continue to grow our business and organizational capabilities and efficiencies. We have incurred and expect in the future to continue to incur additional third-party professional fees related to compliance obligations as a public company.

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

Restructuring

Restructuring costs are one of the elements of Powering Honest Growth and are included in Restructuring on the statements of comprehensive income (loss). Restructuring costs include contract and external obligation costs, employee and personnel-related costs, and asset and other restructuring-related costs. For further details on the restructuring element of Powering Honest Growth, refer to Note 12, “Restructuring” included in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our short-term investments and our cash and cash equivalents balances. Interest expense includes fees incurred under our 2026 Credit Facility, including commitment fees and debt issuance costs.

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

Results of Operations

The following table sets forth our condensed consolidated statements of comprehensive income (loss) data for each of the periods indicated:

	For the three months ended March 31,
	2026	2025
(In thousands)
Revenue	$78,099	$97,250
Cost of revenue	44,828	59,580
Gross profit	33,271	37,670
Operating expenses
Selling, general and administrative(1)	17,469	21,041
Marketing	13,993	12,270
Restructuring	606	—
Research and development(1)	1,862	1,852
Total operating expenses	33,930	35,163
Operating (loss) income	(659)	2,507
Interest and other income (expense), net	663	787
Income before provision for income taxes	4	3,294
Income tax provision	46	40
Net (loss) income	$(42)	$3,254
__________________________
(1)    Includes stock-based compensation expense as follows:

	For the three months ended March 31,
	2026	2025
(In thousands)
Selling, general and administrative	$2,251	$2,241
Research and development	214	171
Total	$2,465	$2,412

The following table sets forth our condensed consolidated statements of comprehensive income (loss) data expressed as a percentage of revenue*:

	For the three months ended March 31,
	2026	2025
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	57.4	61.3
Gross profit	42.6	38.7
Operating expenses
Selling, general and administrative	22.4	21.6
Marketing	17.9	12.6
Restructuring	0.8	—
Research and development	2.4	1.9
Total operating expenses	43.4	36.2
Operating (loss) income	(0.8)	2.6
Interest and other income (expense), net	0.8	0.8
Income before provision for income taxes	—	3.4
Income tax provision	0.1	—
Net (loss) income	(0.1)%	3.3%
______________

* Amounts may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	For the three months ended March 31,
	2026	2025	$ change	% change
(In thousands, except percentages)
Revenue	$78,099	$97,250	$(19,151)	(19.7)%

Revenue was $78.1 million for the three months ended March 31, 2026, as compared to $97.3 million for the three months ended March 31, 2025. The decrease of $19.2 million, or 19.7%, was primarily due to the strategic exits related to Powering Honest Growth and a decline in diaper revenue, partially offset by an increase in revenue mainly within wipes and personal care products. Refer to the Organic Revenue table under “Non-GAAP Financial Measures” below for further details of revenue excluding the revenue associated with the discrete exits related to Powering Honest Growth.

Cost of Revenue and Gross Profit

	For the three months ended March 31,
	2026	2025	$ change	% change
(In thousands, except percentages)
Cost of revenue	$44,828	$59,580	$(14,752)	(24.8)%
Gross profit	$33,271	$37,670	$(4,399)	(11.7)%

Cost of revenue was $44.8 million for the three months ended March 31, 2026, as compared to $59.6 million for the three months ended March 31, 2025. The decrease of $14.8 million, or 24.8%, was primarily driven by a decline in product, shipping and fulfillment costs due to sales volume decline related to Powering Honest Growth strategic exits and lower freight costs, partially offset by an increase in tariff costs. Cost of revenue as a percentage of revenue decreased by 390 basis points compared to the three months ended March 31, 2025.

Gross profit was $33.3 million for the three months ended March 31, 2026, as compared to $37.7 million for the three months ended March 31, 2025. The decrease of $4.4 million, or 11.7%, was primarily related to a decline in sales volume related to Powering Honest Growth strategic exits, coupled with a decline in associated cost of revenue.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended March 31,
	2026	2025	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$17,469	$21,041	$(3,572)	(17.0)%

Selling, general and administrative expenses were $17.5 million for the three months ended March 31, 2026, as compared to $21.0 million for the three months ended March 31, 2025. The decrease of $3.6 million, or 17.0%, was primarily due to a $2.1 million decline in third-party apparel service fees, a $1.1 million decrease in legal expenses and a $1.0 million decrease in employee-related expenses. Selling, general and administrative expenses as a percentage of revenue increased 0.7% as compared to the three months ended March 31, 2025.

Marketing Expenses

	For the three months ended March 31,
	2026	2025	$ change	% change
(In thousands, except percentages)
Marketing	$13,993	$12,270	$1,723	14.0%

Marketing expenses were $14.0 million for the three months ended March 31, 2026, as compared to $12.3 million for the three months ended March 31, 2025. The increase of $1.7 million, or 14.0%, was primarily due to increased marketing investment to support our higher growth, higher margin wipes and personal care platforms. Marketing expenses as a percentage of revenue increased 5.3% as compared to the three months ended March 31, 2025.

Restructuring Expenses

	For the three months ended March 31,
	2026	2025	$ change	% change
(In thousands, except percentages)
Restructuring	$606	$—	$606	100.0%

Restructuring expenses included employee and personnel-related costs of $0.3 million, and asset and other restructuring-related costs of $0.3 million for the three months ended March 31, 2026. For the three months ended March 31, 2025, we did not incur any restructuring expenses. For further details on Powering Honest Growth, refer to “Transformation 2.0: Powering Honest Growth” above and Note 12, “Restructuring” in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

	For the three months ended March 31,
	2026	2025	$ change	% change
(In thousands, except percentages)
Research and development	$1,862	$1,852	$10	0.5%

Research and development expenses were flat at $1.9 million for both the three months ended March 31, 2026 and 2025.

Interest and Other Income (Expense), Net

	For the three months ended March 31,
	2026	2025	$ change
(In thousands, except percentages)
Interest income (expense), net	$655	$615	$40
Other income (expense), net	8	172	(164)
Interest and other income (expense), net	$663	$787	$(124)

Interest and other income (expense), net was net income of $0.7 million for the three months ended March 31, 2026, as compared to net income of $0.8 million for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $90.4 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our condensed consolidated financial statements. We will need to generate sufficient cash from operations or may need to raise additional capital to meet our long-term working capital and capital expenditure needs in the future. We also have availability under our 2026 Credit Facility, which was not drawn as of March 31, 2026.

2026 Credit Facility

In March 2026, we entered into a First Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement (the “Amendment”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and lender, and the other lenders party thereto (together with JPMorgan, the “Lenders”), which amended the terms of the then existing first lien credit agreement (the “2023 Credit Facility”), extended the maturity date of the senior secured revolving credit facility (the “2026 Credit Facility”) and modified the borrowing formula and modified the interest rate.

The 2026 Credit Facility provides a revolving credit facility in an aggregate principal amount of up to $35.0 million (the “Commitment Amount”) and includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. If more than 50% of the Commitment Amount is outstanding, availability of the 2026 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by certain reserves, if any. The 2026 Credit Facility includes an uncommitted accordion feature that allows for increases in the Commitment Amount to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitments. The 2026 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2026 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2026, the commitment fee incurred was immaterial. As of March 31, 2026, there were $1.5 million of outstanding letters of credit. As of March 31, 2026, there was no outstanding borrowing under the 2026 Credit Facility, but the letters of credit reduce the amount available under the 2026 Credit Facility on a dollar-for-dollar basis.

The interest rate applicable to the 2026 Credit Facility will be, at our option, either (a) the Adjusted Term SOFR Rate (subject to a 0.00% floor), plus a margin ranging from 1.75% to 2.25% or (b) the CB floating rate, (i) plus a margin of 0.00% or 0.25% or (ii) minus a margin of 0.25%. The margin will be based upon our leverage ratio. The CB floating rate is the higher of (a) the Wall Street Journal prime rate and (b) 2.50%.

The 2026 Credit Facility will terminate and borrowings thereunder, if any, will be due in full on March 31, 2029. Debt under the 2026 Credit Facility will be guaranteed by substantially all of our material domestic subsidiaries and will be secured by substantially all of our and such subsidiaries’ assets.

We are subject to certain affirmative and negative covenants including financial covenants related to a minimum total fixed charge coverage ratio and a maximum total leverage ratio, each calculated on a trailing four fiscal quarter basis at the end of each fiscal quarter. The 2026 Credit Facility also includes customary events of default. The 2026 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, incur indebtedness, grant liens, change our lines of business, pay dividends and make certain other restricted payments, each subject to customary exceptions. Failure to do so, unless waived by the Lenders under the 2026 Credit Facility pursuant to its terms would result in an event of default under the 2026 Credit Facility. As of March 31, 2026, we are in compliance with all covenants under the 2026 Credit Facility.

Refer to Note 5, “Credit Facilities” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the 2026 Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
(In thousands)	2026	2025
Net cash provided by (used in) operating activities	$5,522	$(2,938)
Net cash used in investing activities	$(1,736)	$(62)
Net cash (used in) provided by financing activities	$(3,000)	$383

Operating Activities

Our largest source of operating cash is from the sales of our products to our consumers and customers. Our primary uses of cash from operating activities are for cost of revenue, selling, general and administrative expenses, marketing expenses and research and development expenses.

Net cash provided by operating activities of $5.5 million for the three months ended March 31, 2026 was primarily due to non-cash adjustments of $5.0 million and net loss of $42 thousand, partially offset by a net increase in cash related to changes in operating assets and liabilities of $0.6 million. Non-cash adjustments primarily consisted of stock-based compensation of $2.5 million, amortization of operating ROU assets of $1.7 million and depreciation and amortization of $0.6 million. Net cash provided by operating activities primarily consisted of a $11.4 million decrease in inventory, partially offset by a $7.7 million decrease in accounts payable and accrued expenses due to timing of payments, a $2.3 million use of cash due to operating lease obligations and a $0.5 million increase in prepaid expenses and other assets.

Net cash used in operating activities of $2.9 million for the three months ended March 31, 2025 was primarily due to a net decrease in cash related to changes in operating assets and liabilities of $12.1 million, partially offset by non-cash adjustments of $5.9 million and net income of $3.3 million. Change in inventory reserves and accounts receivable reserves and utilization of marketing credits are included in "Other" in the accompanying condensed consolidated statements of cash flows. Changes in cash flows related to operating assets and liabilities primarily consisted of a $5.8 million increase in inventory, a $5.8 million decrease in accounts payable and accrued expenses due to timing of employee related expenses, and a $2.1 million use of cash due to operating lease obligations, partially offset by a $0.9 million decrease in prepaid expenses and other assets and a $0.7 million decrease in accounts receivable. Non-cash adjustments primarily consisted of stock-based compensation of $2.4 million, amortization of operating ROU assets of $1.6 million, change in inventory reserves of $0.8 million, depreciation and amortization of $0.7 million and utilization of marketing credits of $0.4 million.

Investing Activities

Our primary use of investing cash is property and equipment.

Net cash used in investing activities of $1.7 million and $0.1 million for the three months ended March 31, 2026, and March 31, 2025, respectively, was due to the purchase of property and equipment.

Financing Activities

Our financing activities primarily consisted of proceeds from sales of securities, proceeds from stock option award exercises and principal payments of financing lease obligations.

Net cash used in financing activities of $3.0 million for the three months ended March 31, 2026 consisted of repurchases of common stock.

Net cash provided by financing activities of $0.4 million for the three months ended March 31, 2025 consisted primarily of $0.4 million of proceeds from stock option award exercises.

Share Repurchase Program

On February 20, 2026, our Board of Directors approved our first share repurchase program for up to $25.0 million of our outstanding common stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions or privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the new program will depend on a variety of factors, including, without limitation, stock price and trading volume. The repurchase program does not obligate us to purchase any shares, has no expiration date and may be modified, suspended or terminated at any time. We expect to fund repurchases with a combination of existing cash and cash equivalents and cash flows from operations. We repurchased 1,052,672 shares of common stock at an average share price of $2.85 per share, for an aggregate amount of approximately $3.0 million, during the three months ended March 31, 2026. As of March 31, 2026, approximately $22 million remained available under the share repurchase program. Refer to Note 8, “Stockholders' Equity” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the share repurchase program. Between April 1, 2026 and May 1, 2026, we repurchased 3,471,969 shares of common stock at an average share price of $3.26 per share, for an aggregate amount of approximately $11.3 million. Accordingly, as of May 1, 2026, approximately $10.7 million remained available under the share repurchase program.

Dividends

We do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including any restrictions in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant. The 2026 Credit Facility contains restrictions on our ability to pay dividends.

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

We calculate Adjusted EBITDA as net (loss) income, adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; (6) executive officer transition expenses; and (7) restructuring-related expenses in connection with Powering Honest Growth.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) it does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as executive officer transition expenses. In addition, our use of Adjusted EBITDA and Organic Revenue may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Organic Revenue and Adjusted EBITDA alongside other financial measures, including our revenue, net (loss) income and other results stated in accordance with GAAP.

The following table presents a reconciliation of revenue, the most directly comparable financial measure stated in accordance with GAAP, to Organic Revenue, for each of the periods presented:

	For the three months ended March 31,
(In thousands)	2026	2025
Reconciliation of Revenue to Organic Revenue
Revenue	$78,099	$97,250
Less revenue from:
Apparel	—	10,505
Honest.com	—	10,312
Canada	—	1,278
Organic Revenue	$78,099	$75,155

The following table presents a reconciliation of net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented:

	For the three months ended March 31,
(In thousands)	2026	2025
Reconciliation of Net (Loss) Income to Adjusted EBITDA
Net (loss) income	$(42)	$3,254
Interest and other (income) expense, net	(663)	(787)
Income tax provision	46	40
Depreciation and amortization	646	717
Stock-based compensation	2,465	2,412
Securities litigation expense	76	1,036
Restructuring-related costs(1)	1,292	—
Payroll tax expense related to stock-based compensation	130	257
Adjusted EBITDA	$3,950	$6,929
__________________

(1) See Note 12 “Restructuring” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for items included in restructuring-related costs.

Material Cash Requirements

As of March 31, 2026, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates from those discussed in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and inflation risk.

 Interest Rate Risk

We had cash and cash equivalents of $90.4 million as of March 31, 2026, which consisted of short-term, highly liquid investments with stated maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

We are also subject to interest rate risk in connection with our 2026 Credit Facility. See the section titled “Liquidity and Capital Resources—2026 Credit Facility” above. To the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the three months ended March 31, 2026.

Inflation Risk

We have experienced and may continue to experience an increase in commodity prices, labor costs, input costs and transportation costs. As part of Powering Honest Growth, we have implemented a robust cost-savings program, including optimization of our contract manufacturing strategies, optimization of our supply chain footprint and inventory management, along with leveraging technology to improve systems, reduced shipping and logistic costs, and product costs. If we are unable to offset these changing costs through further cost saving initiatives, price increases or cost reductions, our inability or failure to do so could harm our business, results of operations and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended March 31, 2026, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In addition, while we do not currently have operations in Russia, Ukraine, or the Middle East, due to the impact of the ongoing conflicts in those regions on the global economy, we have experienced and may continue to experience supply chain constraints; inflation in input costs, logistics, manufacturing, and labor costs; volatility in fuel and commodity prices and fluctuations in foreign exchange rates and interest rates, any of which could adversely impact our results of operations. In particular, the raw materials and packaging in our personal care products include petrochemicals, which have, and may continue to, experience increased prices which may adversely impact our operating expenses.

These conditions could further adversely affect our business in several ways. Increased energy prices and shipping costs may raise the cost of goods sourced from our suppliers in China and other foreign countries, and our suppliers and manufacturers may pass those increased costs on to us or experience production disruptions. Prolonged disruption to global supply chains could delay the receipt of raw materials and finished goods, impair our ability to fulfill customer orders, and increase the cost of maintaining adequate inventory levels. Heightened sanctions enforcement, including U.S. designations targeting entities in China and other countries for facilitating Iranian trade networks, could affect our supply chain relationships or require additional compliance diligence. More broadly, sustained regional instability, rising energy costs, and the risk of global economic slowdown could reduce consumer demand for our products. There can be no assurance that these conditions will not worsen or that further escalation will not occur. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our stock repurchase activity for the three months ended March 31, 2026 (in thousands, except for price per share) and the approximate dollar value of shares that may yet be purchased pursuant to our authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1, 2026 - January 31, 2026	—	—	—	—
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - March 31, 2026	1,052,672	$2.85	1,052,672	$22,000,007
Total	1,052,672	$2.85	1,052,672	$22,000,007
_________________

(1) On February 20, 2026, the Company's Board of Directors approved the Company's first share repurchase program for up to $25.0 million of its outstanding common stock. The repurchase program has no expiration date and may be modified, suspended or terminated at any time.

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

10.1	The Honest Company, Inc. Severance Plan and Summary Plan Description.
10.2
First Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on April 6, 2026).

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

The Honest Company, Inc.
Date: May 6, 2026	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 6, 2026	By:	/s/ Curtiss Bruce
Curtiss Bruce Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)