Form 10-Q
period 2026-06-30
Honest Company, Inc.
filed 2026-08-05
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 107,284,379 shares of common stock, $0.0001 par value per share outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$105,899	$89,581
Accounts receivable, net	38,093	33,761
Inventories	49,661	72,501
Prepaid expenses and other current assets	7,018	6,590
Total current assets	200,671	202,433
Operating lease right-of-use asset	8,074	11,351
Property and equipment, net	8,249	7,477
Goodwill	2,269	2,269
Intangible assets, net	127	162
Other assets	734	1,715
Total assets	$220,124	$225,407
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,832	$15,134
Accrued expenses	33,068	35,685
Total current liabilities	50,900	50,819
Long term liabilities
Operating lease liabilities, net of current portion	2,204	4,919
Total liabilities	53,104	55,738
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2026 and December 31, 2025, none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at June 30, 2026 and December 31, 2025; 114,663,122 and 112,809,637 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	11
Treasury stock, at cost, 5,575,583 and 0 shares as of June 30, 2026 and December 31, 2025, respectively	(18,882)	—
Additional paid-in capital	676,124	670,536
Accumulated deficit	(490,233)	(500,878)
Total stockholders’ equity	167,020	169,669
Total liabilities and stockholders’ equity	$220,124	$225,407

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Revenue	$83,303	$93,459	$161,402	$190,709
Cost of revenue	42,943	55,707	87,771	115,287
Gross profit	40,360	37,752	73,631	75,422
Operating expenses
Selling, general and administrative	14,967	20,352	32,436	41,393
Marketing	14,476	12,552	28,469	24,822
Restructuring	(383)	—	223	—
Research and development	1,722	1,960	3,584	3,812
Total operating expenses	30,782	34,864	64,712	70,027
Operating income	9,578	2,888	8,919	5,395
Interest and other income (expense), net	1,174	1,026	1,838	1,812
Income before provision for income taxes	10,752	3,914	10,757	7,207
Income tax provision	65	44	111	84
Net income	$10,687	$3,870	$10,646	$7,123
Net income per share attributable to common stockholders:
Basic	$0.10	$0.03	$0.10	$0.06
Diluted	$0.09	$0.03	$0.09	$0.06
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	110,734,911	110,991,363	111,771,587	110,275,931
Diluted	113,106,023	114,041,772	113,355,168	114,310,420

Comprehensive income	$10,687	$3,870	$10,646	$7,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	109,159,697	$11	—	$—	$659,488	$(485,192)	$174,307
Net income	—	—	—	—	—	3,254	3,254
Stock options exercised	75,000	—	—	—	384	—	384
Stock-based compensation	—	—	—	—	2,412	—	2,412
Vested restricted stock units	1,253,999	—	—	—	—	—	—
Balances at March 31, 2025	110,488,696	$11	—	$—	$662,284	$(481,938)	$180,357
Net income	—	—	—	—	—	3,870	3,870
Stock-based compensation	—	—	—	—	2,716	—	2,716
Vested restricted stock units	1,093,352	—	—	—	—	—	—
Shares issued under employee stock purchase plan	18,189	—	—	—	85	—	85
Balances at June 30, 2025	111,600,237	$11	—	$—	$665,085	$(478,068)	$187,028

The Honest Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	112,809,637	$11	—	$—	$670,536	$(500,878)	$169,669
Net loss	—	—	—	—	—	(42)	(42)
Repurchase of common stock, net of excise taxes and fees	—	—	1,052,672	(3,000)	—	—	(3,000)
Stock-based compensation	—	—	—	—	2,465	—	2,465
Vested restricted stock units	917,646	—	—	—	—	—	—
Balances at March 31, 2026	113,727,283	$11	1,052,672	$(3,000)	$673,001	$(500,920)	$169,092
Net income	—	—	—	—	—	10,687	10,687
Repurchase of common stock, net of excise taxes and fees	—	—	4,522,911	(15,882)	—	—	(15,882)
Stock-based compensation	—	—	—	—	3,015	—	3,015
Vested restricted stock units	888,315	—	—	—	—	—	—
Shares issued under employee stock purchase plan	47,524	—	—	—	108	—	108
Balances at June 30, 2026	114,663,122	$11	5,575,583	$(18,882)	$676,124	$(490,233)	$167,020

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$10,646	$7,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,344	1,458
Stock-based compensation	5,480	5,128
Amortization of operating ROU assets	3,277	3,293
Other	1,802	2,200
Changes in assets and liabilities:
Accounts receivable, net	(4,380)	(1,601)
Inventories	23,006	(11,386)
Prepaid expenses and other assets	(776)	1,012
Accounts payable, accrued expenses and other long-term liabilities	(323)	(6,462)
Deferred revenue	—	(218)
Operating lease liabilities	(2,307)	(4,230)
Net cash provided by (used in) operating activities	37,769	(3,683)
Cash flows from investing activities
Purchases of property and equipment	(2,498)	(143)
Net cash used in investing activities	(2,498)	(143)
Cash flows from financing activities
Repurchase of common stock	(19,061)	—
Proceeds from exercise of stock options	—	384
Proceeds from 2021 ESPP	108	85
Payments on finance lease liabilities	—	(1)
Net cash (used in) provided by financing activities	(18,953)	468
Net increase (decrease) in cash and cash equivalents	16,318	(3,358)
Cash and cash equivalents
Beginning of the period	89,581	75,435
End of the period	$105,899	$72,077

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$79	$120

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
Restructuring

As further described in Note 12, “Restructuring” during 2025, the Company commenced a restructuring plan, Transformation 2.0: Powering Honest Growth (“Powering Honest Growth”). Powering Honest Growth is aimed at driving growth, improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including Honest.com fulfillment and the apparel category as a seller of merchandise, retail and online stores in Canada, as well as optimizing the Company's cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies. Such restructuring costs include employee termination benefits (one-time arrangements), termination of contractual obligations, non-cash asset charges, primarily including technology taken out of service, and other direct incremental costs. The Company recorded employee termination liabilities once the Company committed to a plan and communicated such terminations to employees. Other costs associated with a restructuring initiative, such as consulting and professional fees, product or geographical exit costs, are recognized in the period in which the liability is incurred. Accrued restructuring costs as of June 30, 2026 and December 31, 2025 are recorded within Accrued Expenses in the condensed consolidated balance sheets. Refer to Note 12, “Restructuring” included in these condensed consolidated financial statements for more information on the Company's restructuring initiatives.

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

The Company does not regularly provide the CODM with more detailed segment expense information beyond what is included in the condensed consolidated statements of comprehensive income. The significant expense categories which are used to manage operations are those reflected in the Company's condensed consolidated statements of comprehensive income. Refer to the condensed consolidated statements of comprehensive income included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of June 30, 2026 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable are presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the amortized cost. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may have an impact on the Company's customers' ability to pay. As discussed further below, the Company elected the practical expedient to assume that current conditions as of the balance sheet date will not change for the remaining life of the accounts receivable. The allowance for credit losses was $0.2 million as of June 30, 2026 and December 31, 2025.

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

3.Revenue

Disaggregated Revenue

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Wipes	$39,471	$28,742	$70,821	$56,429
Personal Care and Other(1)	20,525	20,759	46,446	42,496
Diapers	20,193	25,622	41,021	51,354
Honest.com, Apparel and Canada(2)	3,114	18,336	3,114	40,430
Total revenue	$83,303	$93,459	$161,402	$190,709
_______________
(1) Includes $1.5 million reduction to revenue related to write-off of uncommitted marketing and transportation credits. See below under "Non-Monetary Transactions" for additional information for the three and six months ended June 30, 2026.
(2) For the three and six months ended June 30, 2026, represents revenue related to the partial liquidation of the Company's remaining apparel inventory. See below under "Licensing and Inventory Purchase Agreement" for additional information.

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

Direct-to-Consumer

Effective December 31, 2025, the Company no longer sells direct-to-consumer through the Company’s website. For direct sales to the consumer through the Company's website, Honest.com, the Company's performance obligation consisted of the sale of finished goods to the consumer. Consumers may have purchased products at any time or entered into subscription arrangements. Consumers placed orders online in accordance with the Company's standard terms and conditions and authorized payment when the order was placed. Credit cards were charged at the time of shipment and payments were typically processed within two to three business days. For subscription arrangements, consumers signed up to receive products on a periodic basis. Subscriptions were cancellable at any time without penalty, and no amounts were collected from the consumer until products were shipped. Revenue was recognized when transfer of control to the consumer took place, which is when the product was delivered to the carrier. Sales taxes collected from consumers were accounted for on a net basis and were excluded from revenue. The Company did not generate any revenue from Honest.com for three and six months ended June 30, 2026. Revenue generated from Honest.com was 11% of the Company's total revenue during both the three and six months ended June 30, 2025.

Non-Monetary Transactions

The Company has in the past entered into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets, and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the six months ended June 30, 2026 and 2025, the Company did not enter into any new trade agreements.

As of June 30, 2026, the Company made the decision to discontinue further utilization of the uncommitted marketing and transportation credits. As a result, the Company recorded a $1.5 million reduction to revenue in the condensed consolidated statements of comprehensive income and a corresponding write-off of $1.5 million of remaining uncommitted marketing and transportation credit assets, consisting of a $0.8 million reduction to prepaid expenses and other current assets and a $0.7 million reduction to other assets in the condensed consolidated balance sheets. As of June 30, 2026, $0.1 million committed trade credits remain that are expected to be utilized in the third quarter of 2026.

Other than above, the Company did not recognize any revenue or associated cost of revenue related to these credits during the three and six months ended June 30, 2026 and 2025. The Company assesses the recoverability of the marketing and transportation credits periodically. Factors considered in evaluating the recoverability include management’s history of credit usage and future plans with respect to advertising, freight and other services for which these credits can be used. For the six months ended June 30, 2026 and 2025, the Company recorded no impairment losses related to these credits and used an aggregate of $0.4 million and $0.3 million of credits, respectively.

Licensing and Inventory Purchase Agreement

On June 1, 2026, the Company entered into a License Agreement (the “License Agreement”) and an accompanying Inventory Purchase Agreement with O5-MD, LLC and O5 North ULC (collectively, the “Licensee”). The License Agreement grants the Licensee an exclusive license to manufacture, distribute, promote, and sell certain apparel, accessories, bath and bedding products, and footwear under "The Honest Company" and "Honest Baby" trademarks. The primary territory for the License Agreement covers the United States, Canada, and Mexico, as well as specified international club and off-price accounts. Under the License Agreement, the Company will earn royalty revenue on the Licensee's net sales. The initial term of the License Agreement expires on December 31, 2030. The Licensee holds the option to renew the agreement for two additional successive five-year terms, provided it complies with all material terms, meets required notice periods, among other requirements. For the three and six months ended June 30, 2026, the Company did not recognize any royalty revenue with respect to the License Agreement.

In connection with the License Agreement, the Licensee agreed to purchase the Company's remaining on-hand inventory of licensed apparel products for a total purchase price of $10.0 million, subject to certain adjustments for inventory deficiencies or missing certifications. The purchase price is payable in installments, with four 25% payments tied to the delivery timeline. For the three and six months ended June 30, 2026, the Company recognized $3.1 million in revenue and $3.1 million in cost of revenue related to the partial liquidation of the remaining apparel inventory, that was delivered to the Licensee at its carrying value, resulting in no gross profit. These transactions resulted in a corresponding increase in accounts receivable and a decrease in inventory of $3.1 million each.

4.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds	$71,837	$—	$—	$71,837
Total cash equivalents	$71,837	$—	$—	$71,837

	December 31, 2025
	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds	$65,607	$—	$—	$65,607
Total cash equivalents	$65,607	$—	$—	$65,607

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

The 2026 Credit Facility provides a revolving credit facility in an aggregate principal amount of up to $35.0 million (the “Commitment Amount”) and includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. If more than 50% of the Commitment Amount is outstanding, availability of the 2026 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by certain reserves, if any. The 2026 Credit Facility includes an uncommitted accordion feature that allows for increases in the Commitment Amount to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitments. The 2026 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2026 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2026, the commitment fee incurred was immaterial. As of June 30, 2026, there was $2.7 million of outstanding letters of credit. As of June 30, 2026, there was no outstanding borrowing under the 2026 Credit Facility, but the letters of credit reduce the amount available under the 2026 Credit Facility on a dollar-for-dollar basis.

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

The Company is subject to certain affirmative and negative covenants including financial covenants related to a minimum total fixed charge coverage ratio and a maximum total leverage ratio, each calculated on a trailing four fiscal quarter basis at the end of each fiscal quarter. The 2026 Credit Facility also includes customary events of default. The 2026 Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, incur indebtedness, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments, each subject to customary exceptions. Failure to do so, unless waived by the Lenders under the 2026 Credit Facility pursuant to its terms would result in an event of default under the 2026 Credit Facility. As of June 30, 2026, the Company is in compliance with all covenants under the 2026 Credit Facility.

6.     Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
(In thousands)
Payroll and payroll related expenses(1)	$5,425	$4,390
Accrued inventory purchases	4,829	8,387
Accrued marketing	1,629	1,181
Accrued rent(2)	7,304	9,042
Accrued restructuring(3)	3,848	4,534
Other accrued expenses(4)	10,033	8,151
Total accrued expenses	$33,068	$35,685
____________________

(1) Includes $0.2 million of executive transition related expenses as of December 31, 2025.
(2) Represents short-term operating lease liabilities. Refer to Note 11, "Leases" included in these condensed consolidated financial statements for more information on leases.
(3) Refer to Note 12, "Restructuring" included in these condensed consolidated financial statements for more information on the Company's restructuring.
(4) Includes estimated tariff refund obligations to third-party manufacturers. Refer to Note 7, "Commitments and Contingencies" included in these condensed consolidated financial statements for more information on tariff refunds.

7.    Commitments and Contingencies

Litigation

From time to time, the Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, business transactions, employee-related matters and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount or range of the loss can be reasonably estimated, the Company records a liability for the loss and discloses the possible loss in the condensed consolidated financial statements.

A complaint was filed by Hayato Ono derivatively on behalf of the Company on November 29, 2021, in the U.S. District Court for the Central District of California (“Central District of California”), alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers (the “Ono Action”). On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the Central District of California and consolidated with the Ono Action (together, the “California Federal Derivative Action”). A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 (the “California State Derivative Action”), with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware (the “District of Delaware Action”) on October 19, 2022, with similar allegations. Each of these federal and state court derivative cases have been stayed. On December 18, 2025, the parties to all derivative cases reached an agreement in principle to settle the matters. On March 26, 2026, a motion for preliminary approval of the settlement was filed in the California Federal Derivative Action. A hearing on the motion for preliminary approval was held on April 29, 2026 and the final approval hearing was held on July 13, 2026. The settlement received final approval from the Central District of California on July 13, 2026. The Company recorded the settlement amount of $1.2 million within accrued expenses and a corresponding insurance recovery of $1.2 million within prepaids and other current assets related to the legal settlement on the consolidated balance sheet as of June 30, 2026, and December 31, 2025. The determination that the recorded insurance recovery receivable was probable of collection was based on the terms of the applicable insurance policies, settlement agreement, and communications with the insurers. Pursuant to the final approval of settlement in the California Federal Derivative Action, on July 17, 2026, the parties in the District of Delaware Action filed a stipulation to voluntarily dismiss the action with prejudice, which the court granted on July 20, 2026. On July 28, 2026, the parties in the California State Derivative Action filed a stipulation to voluntarily dismiss the action with prejudice, which the court granted on July 30, 2026.

On November 5, 2025, the Company filed a complaint in the Central District of California alleging that Butterblu, LLC (“Butterblu”) breached the supplier services agreement, as amended, that the Company and Butterblu had entered into as of August 15, 2022 (the "Supplier Services Agreement") pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to the Company in connection with the Company's apparel products. The Company voluntarily dismissed the complaint on November 21, 2025 related to a temporary extension of the Supplier Services Agreement. Following the conclusion of the temporary extension of the Supplier Services Agreement in December 2025, the Company filed an updated complaint on January 2, 2026 (the "Federal Court Action"). The Company has requested monetary damages and declaratory relief as determined by the Central District of California. On February 11, 2026, Butterblu filed a complaint against the Company in the California Superior Court for the County of Los Angeles alleging breach of contract, breach of implied contract, breach of implied covenant of good faith and fair dealing, quantum meruit, promissory estoppel, intentional interference with contract, and intentional interference with prospective economic relations related to the parties' obligations under the Supplier Services Agreement. On May 8, 2026, Butterblu filed a motion to dismiss the Federal Court Action. On July 29, 2026, the Central District of California granted in part and denied in part Butterblu's motion to dismiss the Federal Court Action. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of gain or loss, or make an estimate of the gain or loss or range of gain or loss in these matters.

As of June 30, 2026 and December 31, 2025, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Tariffs

Following the February 2026 U.S. Supreme Court ruling that invalidated specific tariffs under the International Emergency Economic Powers Act (“IEEPA”), the Company is evaluating its eligibility for refunds of previously paid import duties. Beginning in April 2026, the Company began filing refund claims with U.S. Customs and Border Protection related to eligible IEEPA tariff payments made. During the three and six months ended June 30, 2026, the Company received IEEPA tariff refunds totaling $11.9 million, which were recognized as a $6.6 million reduction in cost of revenue and a $0.5 million increase in interest income on the condensed consolidated statements of comprehensive income, and as a $0.6 million reduction in inventory on the condensed consolidated balance sheets. Due to the inherent uncertainty surrounding the timing and recoverability of additional refunds, no receivable or corresponding offset to expense or asset was recognized for future refunds as of June 30, 2026. Management continues to monitor these developments, including potential refund obligations to third-party manufacturers. As of June 30, 2026, the Company estimated a liability of $4.2 million included in accrued expenses on the condensed consolidated balance sheets related to these refund obligations to third-party manufacturers.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of June 30, 2026 and December 31, 2025, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

8.     Stockholders' Equity

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2025	4,252,490	$5.45
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(18,313)	$5.35
Outstanding at June 30, 2026	4,234,177	$5.45

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

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “2023 Inducement Plan”). The 2023 Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the 2023 Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of June 30, 2026, there were 738,806 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes the RSU activity under the 2021 Equity Incentive Plan and the 2023 Inducement Plan:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested RSUs at December 31, 2025	418,924	5,266,468	$4.28	$3.92
Granted	447,917	5,059,241	$3.04	$2.48
Vested	(362,094)	(1,443,867)	$4.52	$3.83
Forfeited	—	(949,396)	$—	$3.51
Unvested RSUs at June 30, 2026	504,747	7,932,446	$3.01	$3.07

As of June 30, 2026, there was $23.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.9 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the six months ended June 30, 2026, 47,524 shares were purchased under the 2021 ESPP. As of June 30, 2026, the Company had 5,735,492 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

June 30, 2026
Expected life of options (in years)	0.50
Expected stock price volatility	56.53%
Risk free interest rate	3.77%
Expected dividend yield	—%
Grant-date fair value per share	$1.01

Share Repurchase Program

On February 20, 2026, the Company’s Board of Directors approved the Company’s first share repurchase program for up to $25 million of its outstanding common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions or privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the new program will depend on a variety of factors, including, without limitation, stock price, trading volume, and general business and market conditions. The repurchase program does not obligate the Company to purchase any shares, has no expiration date and may be modified, suspended or terminated at any time. The Company expects to fund repurchases with a combination of existing cash and cash equivalents and cash flows from operations. The Company repurchased approximately 5.6 million shares of common stock, at a weighted average share price of $3.35 per share, for an aggregate amount of approximately $18.7 million, during the six months ended June 30, 2026. As of June 30, 2026, approximately $6.3 million remained available under the share repurchase program. As of August 5, 2026, the Company repurchased approximately the full $25.0 million of its outstanding common stock under the share repurchase program.

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU awards under the 2021 Equity Incentive Plan and the 2023 Inducement Plan, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
(In thousands)
Selling, general and administrative	$2,815	$2,495	$5,066	$4,736
Research and development	200	221	414	392
Total stock-based compensation expense	$3,015	$2,716	$5,480	$5,128

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
The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except for share and per share values)	2026	2025	2026	2025
Numerator:
Net income	$10,687	$3,870	$10,646	$7,123
Net income attributable to common stockholders — basic	$10,687	$3,870	$10,646	$7,123
Net income attributable to common stockholders - diluted	$10,687	$3,870	$10,646	$7,123

Denominator:
Weighted average shares of common stock outstanding — basic	110,734,911	110,991,363	111,771,587	110,275,931
Add: effect of dilutive 2021 ESPP	7,866	—	3,933	—
Add: effect of dilutive RSUs	2,363,246	3,050,409	1,579,648	3,888,732
Add: effect of dilutive stock options	—	—	—	145,757
Weighted average shares of common stock outstanding - diluted	113,106,023	114,041,772	113,355,168	114,310,420

Net income per share, attributable to common shareholders:
Basic	$0.10	$0.03	$0.10	$0.06
Diluted	$0.09	$0.03	$0.09	$0.06

The following potentially dilutive shares were excluded from the computation of diluted net income per share because including them would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Stock options to purchase common stock	4,236,488	3,683,015	4,243,478	1,867,008
Unvested restricted stock units	1,978,050	472,924	3,055,641	391,643
Employee stock purchase plan	26,725	23,555	37,779	22,154
Total	6,241,263	4,179,494	7,336,898	2,280,805

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

During the three months ended June 30, 2026 and 2025, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive income.

11.    Leases

The Company’s lease portfolio includes both real estate and non-real estate type leases, which are accounted for as either finance or operating leases. Real estate leases generally include office and warehouse facilities and non-real estate leases generally include office equipment and machinery. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms less than one to less than five years.

On June 14, 2026, the Company entered into a corporate office lease agreement (the "Lease") which will commence on the later of (i) March 1, 2027, and (ii) the date of “substantial completion” of the “tenant improvements” (each as defined in the Lease) (the “Contractual Lease Commencement Date”). As of June 30, 2026, the Company has not reached the lease commencement date under ASC 842, which could be earlier than the Contractual Lease Commencement Date. The initial term of the Lease is ten years from the Contractual Lease Commencement Date (the “Initial Term”) with one five-year renewal option. The Company will receive a ten-month rent abatement applied to the first ten months of the third lease year. During the Initial Term, the total base rent over the Initial Term, net of rent abatement, is expected to be approximately $30.7 million. In addition to base rent, the Company will be required to pay certain additional amounts for taxes, insurance, maintenance and other operating expenses. The Landlord will provide the Company with a one-time tenant improvement allowance totaling approximately $6.9 million. To secure its obligations under the Lease, the Company was required to provide to the Landlord an irrevocable $1.2 million letter of credit.

The components of lease expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating lease expense:
Operating lease expense(1)	$1,689	$1,792	$3,474	$3,584
Sublease income	(501)	(501)	(1,003)	(1,003)
Total lease expense, net	$1,188	$1,291	$2,471	$2,581
______________________

(1)     Represents the straight-line lease expense of operating leases, inclusive of amortization of ROU assets and the interest component of operating lease liabilities.

Based on the nature of the Right-Of-Use (“ROU”) assets, amortization of operating ROU assets, operating lease expense and other lease expense are recorded within either cost of revenue or selling, general and administrative expenses and interest on finance lease liabilities is recorded within interest and other expense, net in the condensed consolidated statements of comprehensive income.

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	June 30, 2026

Operating lease assets	Operating lease right-of-use asset	$8,074
Total lease assets		$8,074
Liabilities
Current
Operating lease liabilities	Accrued expenses	$7,304
Non-current
Operating lease liabilities	Operating lease liabilities, net of current portion	2,204
Total lease liabilities		$9,508

Supplemental information related to the Company’s leases for the six months ended June 30, 2026 was as follows:

Weighted-average remaining lease term (in years)
Operating leases	1.5
Weighted-average discount rate
Operating leases	2.53%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in operating leases	$2,307

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the six months ended June 30, 2026 for either finance or operating leases.

12.     Restructuring

Transformation 2.0: Powering Honest Growth

In October 2025, the Company's Board of Directors approved Transformation 2.0: Powering Honest Growth (“Powering Honest Growth”) which builds upon the Company's original Transformation Pillars of Brand Maximization, Margin Enhancement and Operating Discipline. Powering Honest Growth is aimed at driving growth, improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including Honest.com fulfillment and the apparel category as a seller of merchandise, retail and online stores in Canada, as well as optimizing our cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies.

Restructuring costs are one of the elements of Powering Honest Growth and are included in Restructuring on the condensed consolidated statements of comprehensive income:

•Contract and External Obligation Costs — includes expense to terminate contracts prior to expiration, litigation and professional fees, and other costs associated with external obligations arising from restructuring.
•Employee and Personnel-Related Costs — primarily severance and other post-employment benefit costs, calculated based on salary levels, prior service, statutory minimum benefits, and other personnel-related expenses incurred as a result of restructuring.
•Asset and Other Restructuring-Related Costs — consist primarily of technology taken out of service.

The Company records costs associated with the restructuring once the relevant accounting criteria have been met.

Costs associated with Powering Honest Growth were as follows (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026

Cost of Revenue(1)	$1,390	$2,076
Restructuring Costs(2)	(383)	223
Total	$1,007	$2,299
______________

(1) Represents costs in connection with a warehouse closure which is included in cost of revenue on the condensed consolidated statements of comprehensive income.
(2) Includes an adjustment related to contract and external obligation costs for the three months ended June 30, 2026. Refer to the restructuring table below for additional details of the costs included in restructuring costs for the six months ended June 30, 2026.

Charges incurred to restructuring costs for the six months ended June 30, 2026 were:

	Restructuring Costs
	Employee and Personnel-Related Costs	Asset and Other Restructuring-Related Costs	Contract and External Obligation Costs	Total
Charges for the six months ended June 30, 2026	$350	$528	$(655)	$223

Changes in accrued expenses as of June 30, 2026 were:

	Accrued Restructuring-Related Costs(1)
	Asset and Other Restructuring-Related Costs	Contract and External Obligation Costs	Employee and Personnel-Related Costs	Total
Balance at December 31, 2025	$1,147	$2,535	$852	$4,534
Charges	1,886	—	415	2,301
Cash payments	(1,324)	(13)	(995)	(2,332)
Other adjustments	—	(655)	—	(655)
Balance at June 30, 2026	$1,709	$1,867	$272	$3,848
___________

(1) Included in accrued expenses as of June 30, 2026. Refer to Note 6, "Accrued Expenses" included elsewhere in these condensed consolidated financial statements.

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

Transformation 2.0: Powering Honest Growth

In October 2025, our Board of Directors approved Transformation 2.0: Powering Honest Growth (“Powering Honest Growth”), which builds upon our original Transformation Pillars of Brand Maximization, Margin Enhancement and Operating Discipline. Powering Honest Growth is aimed at driving growth, improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including Honest.com fulfillment and the apparel category as a seller of merchandise, as well as retail and online stores in Canada, optimizing our cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies.

Powering Honest Growth is projected to result in the following:

•Costs associated with Powering Honest Growth, including restructuring costs, are expected to be approximately $28.0 million to $31.0 million to be recognized through the first quarter of 2027. Of this range, we expect approximately $5.0 million to $6.0 million to be related to restructuring costs, primarily comprising contractual and external obligation costs, employee and personnel-related costs and asset and other restructuring-related costs, and approximately $23.0 million to $25.0 million to be related to other costs included in cost of revenue, primarily related to a discrete inventory write-down related to exiting apparel category as a seller of merchandise, fixed asset impairments, and costs associated with a warehouse closure, some of which have already been incurred.
◦During the three and six months ended June 30, 2026, we have recognized $1.0 million and $2.3 million, respectively, of costs related to Powering Honest Growth, for a total of approximately $26.3 million recognized to date. See table below for additional details of the costs recognized in the three and six months ended June 30, 2026.
•Powering Honest Growth is expected to result in annualized benefits in the range of approximately $14.0 million to $17.0 million, and the Company has begun seeing benefits in 2026. These benefits include reduction in costs of revenue and reduction in operating expenses, offset by a decrease in revenue related to the exit of lower margin non-strategic portfolios.
•The cash impact of costs related to Powering Honest Growth is expected to be in the range of approximately $10.0 million to $13.0 million for the full years 2026 and 2027, with $6.5 million cash paid through the first half of 2026 and the remainder to be paid in the second half of 2026 and in 2027.
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
•Managing working capital including the reduction of inventory.
•Rightsizing selling and general and administrative costs.

Costs associated with Powering Honest Growth were as follows (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026

Cost of Revenue(1)	$1,390	$2,076
Restructuring Costs(2)	(383)	223
Total	$1,007	$2,299
______________

(1) Represents costs in connection with a warehouse closure which is included in cost of revenue on the condensed consolidated statements of comprehensive income.

(2) Includes an adjustment related to contract and external obligation costs for the three months ended June 30, 2026. For further details on the restructuring element of Powering Honest Growth, refer to Note 12, “Restructuring” included in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Ability to Execute Increasing Physical and Digital Availability

The core of our growth strategy centers around increasing physical availability through expanded stores, doors, aisles, shelves and facings and increasing digital availability of our products in retail customers websites, and third-party ecommerce sites. While we have made significant progress in our distribution gains, we are still under indexed compared to competition. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage.

We will continue to pursue partnerships with a wide variety of retailers, including mass retailers, online retailers, club retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period. For example, we experienced distribution losses with two of our largest customers on certain diaper SKUs mainly related to these retailers' footprint changes for certain product categories overall and a shift to more exclusive non-gendered prints with one of these retailers, which has impacted our revenue since 2025, and we expect will continue to negatively impact our diaper revenue in the future. Product offerings in the diaper category remain competitive and retailer decisions related to the sale or promotion of competitive diaper products has negatively impacted our diaper revenue in 2026, which we expect to continue in the future.

Due to higher costs of shipping and fulfillment activities related to our DTC channel and other related costs, we no longer utilize Honest.com as a shipping and fulfillment channel or sell products through this channel as of December 31, 2025 and instead have shifted our focus and investments towards more efficient and scalable distribution models with our retail and digital customers. The Honest.com website remains a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase offsite. Our discontinuation of Honest.com as a direct shipping and fulfillment channel negatively impacted our revenue for the year ended December 31, 2025 and the first half of 2026; however, we also expect that it will enable improved gross margin in future years.

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

Following the February 2026 U.S. Supreme Court ruling that invalidated specific tariffs under the International Emergency Economic Powers Act (“IEEPA”), we are evaluating our eligibility for refunds of previously paid import duties. Beginning in April 2026, we began filing refund claims with U.S. Customs and Border Protection related to eligible IEEPA tariff payments made. During the three and six months ended June 30, 2026, we received IEEPA tariff refunds totaling $11.9 million, which were recognized as a $6.6 million reduction in cost of revenue and a $0.5 million increase in interest income on the condensed consolidated statements of comprehensive income, and as a $0.6 million reduction in inventory on the condensed consolidated balance sheets. Due to the inherent uncertainty surrounding the timing and recoverability of additional refunds, no receivable or corresponding offset to expense or asset was recognized as of June 30, 2026. We continue to monitor these developments, including potential refund obligations to third-party manufacturers. For details on tariff refunds received, refer to

Note 7, “Commitments and Contingencies” included in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We are also taking action to optimize our supply chain footprint and inventory management, along with leveraging technology to improve systems. Effective June 30, 2026, we terminated our agreement with GEODIS Logistics LLC for the use and services of a Pennsylvania warehouse that was previously part of our distribution network. As a result, we now operate exclusively in the Nevada warehouse, a state-of-the-art facility leased by us with a focus on automated large scale retail fulfillment. We expect that the ongoing military conflicts may further increase our global shipping costs and could negatively impact the cost of petrochemicals which are used in the raw materials and packaging in our personal care products.

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

Consumer Preferences

We believe consumers value the flexibility in terms of where and when they choose to purchase Honest products. We also believe that consumers research their personal care ingredients and recognize the quality of Honest products, knowing that there are over 3,500 chemicals and materials that we choose not to formulate with. Given changing macroeconomic conditions, we also believe that consumers have changed their shopping behaviors and have become more price sensitive when purchasing products in some of our product categories, including diapers. In the second quarter of 2026, we implemented price reductions on our diapers, which impacted revenue and margin in this product category.

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

Supplier Services Agreement

In August 2022, we entered into a supplier services agreement with Butterblu, LLC (“Butterblu”) pursuant to which Butterblu provided certain design, manufacturing, sales and marketing services to us (the “Supplier Services Agreement”). As part of the Supplier Services Agreement, we agreed to purchase and own inventory for the term of the agreement, which was originally until December 31, 2026, unless terminated sooner. On November 5, 2025, we sent a Notice of Termination to Butterblu and sued the company for alleged breaches of the Supplier Services Agreement. Through agreement of the parties following our Notice of Termination, Honest and Butterblu extended the Supplier Services Agreement on a temporary basis through December 26, 2025. The Supplier Services Agreement was formally terminated on December 26, 2025. Upon termination, Butterblu was required to discontinue using Honest’s trademarks and prints and to consummate all pending purchase orders received in writing as of the November 5, 2025 termination date, and Honest has the right to sell off all products sourced by Butterblu until and through December 26, 2026 and shall pay Butterblu the Base Service Fee, defined as 22% of Honest's net revenue for product sales and adjusted to ensure that the Base Service Fee does not exceed Honest's gross profit for product sales in the applicable quarter, for product sales through December 26, 2026. The parties are in litigation, which is described in Note 7, "Commitments and Contingencies," included in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Litigation related to our respective obligations under the Supplier Services Agreement, the termination of this Supplier Services Agreement, any disputes over the terms of the termination, and costs related to the apparel inventory we own have negatively impacted revenue and gross profit, partially offset by lower operating costs since the fourth quarter ended December 31, 2025, and are expected to continue to adversely impact our results of operations in 2026. In addition, the loss of the relationship with Butterblu negatively impacted apparel revenue and will negatively impact apparel revenue in the future, which may adversely affect our results of operations.

Licensing and Inventory Purchase Agreement

On June 1, 2026, we entered into a License Agreement (the “License Agreement”) and an accompanying Inventory Purchase Agreement with O5-MD, LLC and O5 North ULC (collectively, the “Licensee”). The License Agreement grants the Licensee an exclusive license to manufacture, distribute, promote, and sell certain apparel, accessories, bath and bedding products, and footwear under "The Honest Company" and "Honest Baby" trademarks. The primary territory for the License Agreement covers the United States, Canada, and Mexico, as well as specified international club and off-price accounts. Under the License Agreement, we will earn royalty revenue on the Licensee's net sales. The initial term of the License Agreement expires on December 31, 2030. The Licensee holds the option to renew the agreement for two additional successive five-year terms, provided it complies with all material terms, meets required notice periods, among other requirements. For the three and six months ended June 30, 2026, we did not recognize any royalty revenue with respect to the License Agreement.

In connection with the License Agreement, the Licensee agreed to purchase our remaining on-hand inventory of licensed apparel products for a total purchase price of $10.0 million, subject to certain adjustments for inventory deficiencies or missing certifications. The purchase price is payable in installments, with four 25% payments tied to the delivery timeline. For the three and six months ended June 30, 2026, we recognized $3.1 million in revenue and $3.1 million in cost of revenue related to the partial liquidation of the remaining apparel inventory, that was delivered to the Licensee at its carrying value, resulting in no gross profit. These transactions resulted in a corresponding increase in accounts receivable and a decrease in inventory of $3.1 million each.

Components of Results of Operations

Revenue

We generate revenue through the sale of our products through our leading retailers and their websites, third-party ecommerce sites and, prior to December 31, 2025, Honest.com, as well as through royalty revenue under the License Agreement. Our revenue is recognized net of allowances for returns, trade and other discounts, retailer violations and credits, and any taxes collected from consumers.

Cost of Revenue

Cost of revenue includes the purchase price of merchandise sold to customers, inbound and outbound shipping and handling costs, freight, tariffs and duties, shipping and packaging supplies, credit card processing fees related to Honest.com, and warehouse fulfillment costs incurred in operating and staffing warehouses, including rent. Cost of revenue also includes depreciation and amortization for warehouse fulfillment facilities and equipment, allocated overhead and direct and indirect labor for warehouse personnel, inventory reserves and destruction costs.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees, including audit and legal expenses; donation expenses including overhead and tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to our Supplier Services Agreement for our exited apparel products and, depreciation and amortization expenses. We expect our general and administrative expenses to decrease as a percentage of revenue as we continue to grow our business and organizational capabilities and efficiencies. We have incurred and expect in the future to continue to incur additional third-party professional fees related to compliance obligations as a public company.

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

Restructuring

Restructuring costs are one of the elements of Powering Honest Growth and are included in Restructuring on the condensed consolidated statements of comprehensive income. Restructuring costs include contract and external obligation costs, employee and personnel-related costs, and asset and other restructuring-related costs. For further details on the restructuring element of Powering Honest Growth, refer to Note 12, “Restructuring” included in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following table sets forth our condensed consolidated statements of comprehensive income data for each of the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
(In thousands)
Revenue	$83,303	$93,459	$161,402	$190,709
Cost of revenue	42,943	55,707	87,771	115,287
Gross profit	40,360	37,752	73,631	75,422
Operating expenses
Selling, general and administrative(1)	14,967	20,352	32,436	41,393
Marketing	14,476	12,552	28,469	24,822
Restructuring	(383)	—	223	—
Research and development(1)	1,722	1,960	3,584	3,812
Total operating expenses	30,782	34,864	64,712	70,027
Operating income	9,578	2,888	8,919	5,395
Interest and other income (expense), net	1,174	1,026	1,838	1,812
Income before provision for income taxes	10,752	3,914	10,757	7,207
Income tax provision	65	44	111	84
Net income	$10,687	$3,870	$10,646	$7,123
__________________________
(1)    Includes stock-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
(In thousands)
Selling, general and administrative	$2,815	$2,495	$5,066	$4,736
Research and development	200	221	414	392
Total	$3,015	$2,716	$5,480	$5,128

The following table sets forth our condensed consolidated statements of comprehensive income data expressed as a percentage of revenue*:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.6	59.6	54.4	60.5
Gross profit	48.4	40.4	45.6	39.5
Operating expenses
Selling, general and administrative	18.0	21.8	20.1	21.7
Marketing	17.4	13.4	17.6	13.0
Restructuring	(0.5)	—	0.1	—
Research and development	2.1	2.1	2.2	2.0
Total operating expenses	37.0	37.3	40.1	36.7
Operating income	11.5	3.1	5.5	2.8
Interest and other income (expense), net	1.4	1.1	1.1	1.0
Income before provision for income taxes	12.9	4.2	6.7	3.8
Income tax provision	0.1	—	0.1	—
Net income	12.8%	4.1%	6.6%	3.7%
______________

* Amounts may not sum due to rounding.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Revenue

	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
(In thousands, except percentages)
Revenue	$83,303	$93,459	$(10,156)	(10.9)%	$161,402	$190,709	$(29,307)	(15.4)%

Revenue was $83.3 million for the three months ended June 30, 2026, as compared to $93.5 million for the three months ended June 30, 2025. The decrease of $10.2 million, or 10.9%, was primarily due to the strategic exits related to Powering Honest Growth and a decline in diaper revenue, partially offset by an increase in revenue mainly within wipes and personal care and other products.

Revenue was $161.4 million for the six months ended June 30, 2026, as compared to $190.7 million for the six months ended June 30, 2025. The decrease of $29.3 million, or 15.4%, was due to the strategic exits related to Powering Honest Growth and a decline in diaper revenue, partially offset by an increase in revenue mainly within wipes and personal care and other products.

Refer to the Organic Revenue table under “Non-GAAP Financial Measures” below for further details of revenue excluding the revenue associated with the discrete exits related to Powering Honest Growth.

Cost of Revenue and Gross Profit

	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
(In thousands, except percentages)
Cost of revenue	$42,943	$55,707	$(12,764)	(22.9)%	$87,771	$115,287	$(27,516)	(23.9)%
Gross profit	$40,360	$37,752	$2,608	6.9%	$73,631	$75,422	$(1,791)	(2.4)%

Cost of revenue was $42.9 million for the three months ended June 30, 2026, as compared to $55.7 million for the three months ended June 30, 2025. The decrease of $12.8 million, or 22.9%, was primarily driven by lower costs associated with strategic exits under Powering Honest Growth and tariff refunds. Cost of revenue as a percentage of revenue decreased by 800 basis points compared to the three months ended June 30, 2025.

Gross profit was $40.4 million for the three months ended June 30, 2026, as compared to $37.8 million for the three months ended June 30, 2025. The increase of $2.6 million, or 6.9%, was primarily related to tariff refunds and favorable product mix, partially offset by sales volume declines and restructuring-related costs related to Powering Honest Growth.

Cost of revenue was $87.8 million for the six months ended June 30, 2026, as compared to $115.3 million for the six months ended June 30, 2025. The decrease of $27.5 million, or 23.9%, was primarily driven by lower costs associated with strategic exits under Powering Honest Growth and tariff refunds. Cost of revenue as a percentage of revenue decreased by 607 basis points compared to the six months ended June 30, 2025.

Gross profit was $73.6 million for the six months ended June 30, 2026, as compared to $75.4 million for the six months ended June 30, 2025. The decrease of $1.8 million, or 2.4%, was primarily due to sales volume declines and restructuring-related costs related to Powering Honest Growth, partially offset by a decline in associated cost of revenue and tariff refunds.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$14,967	$20,352	$(5,385)	(26.5)%	$32,436	$41,393	$(8,957)	(21.6)%

Selling, general and administrative expenses were $15.0 million for the three months ended June 30, 2026, as compared to $20.4 million for the three months ended June 30, 2025. The decrease of $5.4 million, or 26.5%, was primarily due to a $2.6 million decline in third-party service fees, a $1.4 million decrease related to retailer violations adjustments and a $0.9 million decrease in executive officer transition expenses. Selling, general and administrative expenses as a percentage of revenue decreased 3.8% as compared to the three months ended June 30, 2025.

Selling, general and administrative expenses were $32.4 million for the six months ended June 30, 2026, as compared to $41.4 million for the six months ended June 30, 2025. The decrease of $9.0 million, or 21.6%, was primarily due to a $5.2 million decline in third-party service fees, a $1.4 million decrease in legal expenses, a $0.8 million decrease in donation expense and a $0.7 million decrease in executive officer transition expenses. Selling, general and administrative expenses as a percentage of revenue decreased 1.6% as compared to the six months ended June 30, 2025.

Marketing Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
(In thousands, except percentages)
Marketing	$14,476	$12,552	$1,924	15.3%	$28,469	$24,822	$3,647	14.7%

Marketing expenses were $14.5 million for the three months ended June 30, 2026, as compared to $12.6 million for the three months ended June 30, 2025. The increase of $1.9 million, or 15.3%, was primarily due to increased marketing investment to support our higher growth, higher margin wipes and personal care platforms. Marketing expenses as a percentage of revenue increased 3.9% as compared to the three months ended June 30, 2025.

Marketing expenses were $28.5 million for the six months ended June 30, 2026, as compared to $24.8 million for the six months ended June 30, 2025. The increase of $3.6 million, or 14.7%, was primarily due to increased marketing investment to support our higher growth, higher margin wipes and personal care platforms. Marketing expenses as a percentage of revenue increased 4.6% as compared to the six months ended June 30, 2025.

Restructuring Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	$ change	% change	2026	2025		$ change	% change
(In thousands, except percentages)
Restructuring	$(383)	$—	$(383)	100.0%	$223	$—	increase	$223	100.0

Restructuring expenses included asset and other restructuring-related costs of $0.2 million, employee and personnel-related costs of $0.1 million, and an adjustment to contract and external obligation costs of $0.7 million for the three months ended June 30, 2026.

Restructuring expenses included asset and other restructuring-related costs of $0.5 million, employee and personnel-related costs of $0.4 million, and an adjustment to contract and external obligation costs of $0.7 million for the six months ended June 30, 2026.

For further details on Powering Honest Growth, refer to “Transformation 2.0: Powering Honest Growth” above and Note 12, “Restructuring” in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 2025, we did not incur any restructuring expenses.

Research and Development Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
(In thousands, except percentages)
Research and development	$1,722	$1,960	$(238)	(12.1)%	$3,584	$3,812	$(228)	(6.0)%

Research and development expenses were $1.7 million for the three months ended June 30, 2026, as compared to $2.0 million for three months ended June 30, 2025.

Research and development expenses were $3.6 million for the six months ended June 30, 2026, as compared to $3.8 million for the six months ended June 30, 2025.

Interest and Other Income (Expense), Net

	For the three months ended June 30,			For the six months ended June 30,
	2026	2025	$ change	2026	2025	$ change
(In thousands, except percentages)
Interest income (expense), net	$1,178	$593	$585	$1,834	$1,208	$626
Other income (expense), net	(4)	433	(437)	4	604	(600)
Interest and other income (expense), net	$1,174	$1,026	$148	$1,838	$1,812	$26

Interest and other income (expense), net was net income of $1.2 million for the three months ended June 30, 2026, as compared to net income of $1.0 million for the three months ended June 30, 2025.

Interest and other income (expense), net was net income of $1.8 million for the six months ended June 30, 2026, as compared to net income of $1.8 million for the six months ended June 30, 2025.
Liquidity and Capital Resources

As of June 30, 2026, we had $105.9 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our condensed consolidated financial statements. We will need to generate sufficient cash from operations or may need to raise additional capital to meet our long-term working capital and capital expenditure needs in the future. We also have availability under our 2026 Credit Facility, which was not drawn as of June 30, 2026.

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

The 2026 Credit Facility provides a revolving credit facility in an aggregate principal amount of up to $35.0 million (the “Commitment Amount”) and includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. If more than 50% of the Commitment Amount is outstanding, availability of the 2026 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by certain reserves, if any. The 2026 Credit Facility includes an uncommitted accordion feature that allows for increases in the Commitment Amount to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitments. The 2026 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2026 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2026, the commitment fee incurred was immaterial. As of June 30, 2026, there were $2.7 million of outstanding letters of credit. As of June 30, 2026, there was no outstanding borrowing under the 2026 Credit Facility, but the letters of credit reduce the amount available under the 2026 Credit Facility on a dollar-for-dollar basis.

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

We are subject to certain affirmative and negative covenants including financial covenants related to a minimum total fixed charge coverage ratio and a maximum total leverage ratio, each calculated on a trailing four fiscal quarter basis at the end of each fiscal quarter. The 2026 Credit Facility also includes customary events of default. The 2026 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, incur indebtedness, grant liens, change our lines of business, pay dividends and make certain other restricted payments, each subject to customary exceptions. Failure to do so, unless waived by the Lenders under the 2026 Credit Facility pursuant to its terms would result in an event of default under the 2026 Credit Facility. As of June 30, 2026, we are in compliance with all covenants under the 2026 Credit Facility.

Refer to Note 5, “Credit Facilities” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the 2026 Credit Facility.

Material Cash Requirements

As of June 30, 2026, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, except for the corporate office lease entered into in June 2026. Refer to Note 11, “Leases” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the corporate office lease.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the six months ended June 30,
(In thousands)	2026	2025
Net cash provided by (used in) operating activities	$37,769	$(3,683)
Net cash used in investing activities	$(2,498)	$(143)
Net cash (used in) provided by financing activities	$(18,953)	$468

Operating Activities

Our largest source of operating cash is from the sales of our products to our customers. Our primary uses of cash from operating activities are for cost of revenue, selling, general and administrative expenses, marketing expenses and research and development expenses.

Net cash provided by operating activities of $37.8 million for the six months ended June 30, 2026 was primarily due to a net increase in cash related to changes in operating assets and liabilities of $15.2 million, non-cash adjustments of $11.9 million and net income of $10.6 million. The change in operating assets and liabilities primarily consisted of a $23.0 million decrease in inventory as part of our Operating Discipline pillar, partially offset by a $4.4 million increase in accounts receivable, a $2.3 million use of cash due to operating lease obligations and a $0.8 million increase in prepaid expenses and other assets. Non-cash adjustments primarily consisted of stock-based compensation of $5.5 million, amortization of operating Right-of-Use (“ROU”) assets of $3.3 million and depreciation and amortization of $1.3 million. Non-cash adjustments for accounts receivable reserves, inventory reserves, donation expense and utilization and write-off of marketing and transportation credits are included in "other" in the accompanying condensed consolidated statements of cash flows.

Net cash used in operating activities of $3.7 million for the six months ended June 30, 2025 was primarily due to a net decrease in cash related to changes in operating assets and liabilities of $22.9 million, partially offset by non-cash adjustments of $12.1 million and net income of $7.1 million. Cash used in operating activities primarily consisted of a $11.4 million increase in inventory, a $6.5 million decrease in accounts payable and accrued expenses due to timing of payments, a $4.2 million use of cash due to operating lease obligations, and a $1.6 million increase in accounts receivable, partially offset by a $1.0 million decrease in prepaid expenses and other assets. Non-cash adjustments primarily consisted of stock-based compensation of $5.1 million, amortization of operating ROU assets of $3.3 million, and depreciation and amortization of $1.5 million.

Investing Activities

Our primary use of investing cash is property and equipment.

Net cash used in investing activities of $2.5 million and $0.1 million for the six months ended June 30, 2026, and June 30, 2025, respectively, was due to the purchase of property and equipment.

Financing Activities

Our financing activities primarily consisted of share repurchases, proceeds from sales of securities, proceeds from stock option award exercises and principal payments of financing lease obligations.

Net cash used in financing activities of $19.0 million for the six months ended June 30, 2026 primarily consisted of repurchases of common stock.

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

We repurchased approximately 5.6 million shares of common stock at a weighted average share price of $3.35 per share, for an aggregate amount of approximately $18.7 million, during the six months ended June 30, 2026. As of June 30, 2026, approximately $6.3 million remained available under the share repurchase program. As of August 5, 2026, we repurchased approximately the full $25.0 million of our outstanding common stock under the share repurchase program.

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

We calculate Adjusted EBITDA as net income, adjusted to exclude: (1) interest and other (income) expense, net; (2) income tax provision; (3) depreciation and amortization; (4) stock-based compensation expense, including payroll tax; (5) litigation and settlement fees associated with certain non-ordinary course securities litigation claims; (6) executive officer transition expenses; and (7) restructuring-related expenses in connection with Powering Honest Growth.

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

Additionally, we believe Organic Revenue is helpful to our investors as it adjusts for revenue sources that we exited in connection with Powering Honest Growth. We anticipate disclosing this measure until the exited revenue streams are removed from the comparable prior period.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) it does not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis, such as executive officer transition expenses. In addition, our use of Adjusted EBITDA and Organic Revenue may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Organic Revenue and Adjusted EBITDA alongside other financial measures, including our revenue, net income and other results stated in accordance with GAAP.

The following table presents a reconciliation of revenue, the most directly comparable financial measure stated in accordance with GAAP, to Organic Revenue, for each of the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Reconciliation of Revenue to Organic Revenue
Revenue	$83,303	$93,459	$161,402	$190,709
Less revenue from:
Apparel	3,114	7,780	3,114	18,285
Honest.com	—	9,822	—	20,134
Canada	—	734	—	2,012
Organic Revenue	$80,189	$75,123	$158,288	$150,279

The following table presents a reconciliation of net income, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Reconciliation of Net Income to Adjusted EBITDA
Net income	$10,687	$3,870	$10,646	$7,123
Interest and other (income) expense, net	(1,174)	(1,026)	(1,838)	(1,812)
Income tax provision	65	44	111	84
Depreciation and amortization	698	741	1,344	1,458
Stock-based compensation	3,015	2,716	5,480	5,128
Securities litigation expense	44	122	120	1,157
Executive officer transition expense(1)	63	1,066	63	1,066
Restructuring-related costs(2)	1,007	—	2,299	—
Payroll tax expense related to stock-based compensation	48	84	178	341
Adjusted EBITDA	$14,453	$7,617	$18,403	$14,545
__________________
(1) For the three and six months ended June 30, 2026 and 2025, this includes bonus costs related to our Chief Financial Officer transition, as well as separation and recruiting costs related to our Chief Financial Officer transition for the three and six months ended June 30, 2025.
(2) See Note 12 “Restructuring” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for items included in restructuring-related costs.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three and six months ended June 30, 2026, there were no material changes to our critical accounting estimates from those discussed in our Annual Report.

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

 Interest Rate Risk

We had cash and cash equivalents of $105.9 million as of June 30, 2026, which consisted of short-term, highly liquid investments with stated maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

We are also subject to interest rate risk in connection with our 2026 Credit Facility. See the section titled “Liquidity and Capital Resources—2026 Credit Facility” above. To the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the three and six months ended June 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended June 30, 2026, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our stock repurchase activity for the three months ended June 30, 2026 (in thousands, except for price per share) and the approximate dollar value of shares that may yet be purchased pursuant to our authorized share repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of the publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1, 2026 - April 30, 2026	2,056,843	$3.44	2,056,843	$14,932,726
May 1, 2026 - May 31, 2026	911,392	$3.49	911,392	$11,751,754
June 1, 2026 - June 30, 2026	1,554,676	$3.51	1,554,676	$6,299,865
Total	4,522,911	$3.35
_________________

(1) On February 20, 2026, the Company's Board of Directors approved the Company's first share repurchase program for up to $25.0 million of its outstanding common stock. The repurchase program has no expiration date and may be modified, suspended or terminated at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

The table below shows the contracts, instructions or written plans adopted or terminated during the quarter ended June 30, 2026 providing for the purchase and/or sale of the Company's securities by the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act):

Type of Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date(3)
Thomas Sternweis	Senior Vice President Enterprise Strategy	Adopted	6/15/2026	x		Up to 119,158	6/15/2027

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

10.2+
Lease, dated June 14, 2026, between The Honest Company, Inc. and Dellwood Farm LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on June 18, 2026).

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

+ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Honest Company, Inc.
Date: August 5, 2026	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 5, 2026	By:	/s/ Curtiss Bruce
Curtiss Bruce Executive Vice President, Chief Financial and Operating Officer
(Principal Financial Officer, Operating Officer and Accounting Officer)