Form 10-Q
period 2026-09-30
Honest Company, Inc.
filed 2026-11-05
CIK 1530979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 109,084,717 shares of common stock, $0.0001 par value per share outstanding.

The Honest Company, Inc.

i.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part II, Item 1A, “Risk Factors,” and other factors set forth in other parts of this Quarterly Report on Form 10-Q as well as in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition, including our expectations regarding revenue growth, and our ability to achieve or maintain profitability; our ability to continue to launch new products; the implementation of our share repurchase program and share repurchases thereunder; our ability to attract and retain customers; our ability to execute on and to continue driving benefits from our Transformation Pillars of Brand Maximization, Margin Enhancement, and Operating Discipline; statements regarding the intended effect of Powering Honest Growth and our expectations regarding the estimated costs, benefits, timing of such costs and benefits and timing of completion of Powering Honest Growth; our pricing, marketing, and distribution strategies; our continued focus on research, development and innovation; our expectations regarding consumer demand or behavior and the timing and amount of orders from our largest customers; our ability to accelerate or continue growth in the high-margin categories and to offset declines in other categories; the effect of macroeconomic factors, including supply chain disruptions, tariffs, inflationary pressures, geopolitical uncertainty and any financial market instability; anticipated trends, growth rates, and challenges in our business and in the markets in which we operate; and our ability to execute on other business strategies, including strategic shift away from lower margin channels, plans and objectives of management for future operations.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$102,954	$89,581
Accounts receivable, net	44,930	33,761
Inventories	52,501	72,501
Prepaid expenses and other current assets	5,564	6,590
Total current assets	205,949	202,433
Operating lease right-of-use asset	6,467	11,351
Property and equipment, net	7,729	7,477
Goodwill	2,269	2,269
Intangible assets, net	110	162
Deferred tax assets, net	89,426	—
Other assets	733	1,715
Total assets	$312,683	$225,407
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,332	$15,134
Accrued expenses	32,010	35,685
Total current liabilities	48,342	50,819
Long term liabilities
Operating lease liabilities, net of current portion	1,325	4,919
Total liabilities	49,667	55,738
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2026 and December 31, 2025, none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2026 and December 31, 2025; 116,694,683 and 112,809,637 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	12	11
Treasury stock, at cost, 7,214,231 and 0 shares as of September 30, 2026 and December 31, 2025, respectively	(25,240)	—
Additional paid-in capital	687,158	670,536
Accumulated deficit	(398,914)	(500,878)
Total stockholders’ equity	263,016	169,669
Total liabilities and stockholders’ equity	$312,683	$225,407

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Revenue	$84,613	$92,571	$246,015	$283,280
Cost of revenue	46,543	58,082	134,314	173,369
Gross profit	38,070	34,489	111,701	109,911
Operating expenses
Selling, general and administrative	16,619	17,679	49,055	59,072
Marketing	17,724	14,796	46,193	39,617
Restructuring	418	—	641	—
Research and development	2,149	1,701	5,733	5,514
Total operating expenses	36,910	34,176	101,622	104,203
Operating income	1,160	313	10,079	5,708
Interest and other income (expense), net	763	555	2,601	2,370
Income before benefit (provision) for income taxes	1,923	868	12,680	8,078
Income tax benefit (provision)	89,396	(110)	89,284	(195)
Net income	$91,319	$758	$101,964	$7,883
Net income per share attributable to common stockholders:
Basic	$0.84	$0.01	$0.92	$0.07
Diluted	$0.81	$0.01	$0.90	$0.07
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	108,820,109	111,839,451	110,776,950	110,802,832
Diluted	112,478,599	113,709,908	113,052,167	114,115,977

Comprehensive income	$91,319	$758	$101,964	$7,883

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	109,159,697	$11	—	$—	$659,488	$(485,192)	$174,307
Net income	—	—	—	—	—	3,254	3,254
Stock options exercised	75,000	—	—	—	384	—	384
Stock-based compensation	—	—	—	—	2,412	—	2,412
Vested restricted stock units	1,253,999	—	—	—	—	—	—
Balances at March 31, 2025	110,488,696	$11	—	$—	$662,284	$(481,938)	$180,357
Net income	—	—	—	—	—	3,870	3,870
Stock-based compensation	—	—	—	—	2,716	—	2,716
Vested restricted stock units	1,093,352	—	—	—	—	—	—
Shares issued under employee stock purchase plan	18,189	—	—	—	85	—	85
Balances at June 30, 2025	111,600,237	$11	—	$—	$665,085	$(478,068)	$187,028
Net income	—	—	—	—	—	758	758
Stock-based compensation	—	—	—	—	2,399	—	2,399
Vested restricted stock units	523,520	—	—	—	—	—	—
Balances at September 30, 2025	112,123,757	$11	—	—	$667,484	$(477,310)	$190,185

The Honest Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	112,809,637	$11	—	$—	$670,536	$(500,878)	$169,669
Net loss	—	—	—	—	—	(42)	(42)
Repurchase of common stock, net of excise taxes and fees	—	—	1,052,672	(3,000)	—	—	(3,000)
Stock-based compensation	—	—	—	—	2,465	—	2,465
Vested restricted stock units	917,646	—	—	—	—	—	—
Balances at March 31, 2026	113,727,283	$11	1,052,672	$(3,000)	$673,001	$(500,920)	$169,092
Net income	—	—	—	—	—	10,687	10,687
Repurchase of common stock, net of excise taxes and fees	—	—	4,522,911	(15,882)	—	—	(15,882)
Stock-based compensation	—	—	—	—	3,015	—	3,015
Vested restricted stock units	888,315	—	—	—	—	—	—
Shares issued under employee stock purchase plan	47,524	—	—	—	108	—	108
Balances at June 30, 2026	114,663,122	$11	5,575,583	$(18,882)	$676,124	$(490,233)	$167,020
Net income	—	—	—	—	—	91,319	91,319
Repurchase of common stock, net of excise taxes and fees	—	—	1,638,648	(6,358)	—	—	(6,358)
Stock options exercised	1,527,406	1	—	—	7,892	—	7,893
Stock-based compensation	—	—	—	—	3,142	—	3,142
Vested restricted stock units	504,155	—	—	—	—	—	—
Balances at September 30, 2026	116,694,683	$12	7,214,231	$(25,240)	$687,158	$(398,914)	$263,016

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

The Honest Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$101,964	$7,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,021	2,180
Stock-based compensation	8,622	7,526
Amortization of operating ROU assets	4,884	4,957
Deferred income taxes	(89,426)	—
Other	2,283	2,679
Changes in assets and liabilities:
Accounts receivable, net	(11,262)	437
Inventories	20,070	(10,828)
Prepaid expenses and other assets	(758)	2,747
Accounts payable, accrued expenses and other long-term liabilities	1,776	(15,102)
Deferred revenue	—	(288)
Operating lease liabilities	(6,891)	(6,378)
Net cash provided by (used in) operating activities	33,283	(4,187)
Cash flows from investing activities
Purchases of property and equipment	(2,767)	(263)
Net cash used in investing activities	(2,767)	(263)
Cash flows from financing activities
Repurchase of common stock	(25,143)	—
Proceeds from exercise of stock options	7,892	384
Proceeds from 2021 ESPP	108	85
Payments on finance lease liabilities	—	(1)
Net cash (used in) provided by financing activities	(17,143)	468
Net increase (decrease) in cash and cash equivalents	13,373	(3,982)
Cash and cash equivalents
Beginning of the period	89,581	75,435
End of the period	$102,954	$71,453

Supplemental disclosures of noncash activities
Capital expenditures included in accounts payable and accrued expenses	$143	$—

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
Restructuring

As further described in Note 12, “Restructuring” during 2025, the Company commenced a restructuring plan, Transformation 2.0: Powering Honest Growth (“Powering Honest Growth”). Powering Honest Growth is aimed at driving growth, improving simplicity, focus and profitability, which includes exiting certain lower margin, non-strategic categories and channels, including Honest.com fulfillment and the apparel category as a seller of merchandise, retail and online stores in Canada, as well as optimizing the Company's cost structure by rightsizing selling, general and administrative expenses and implementing supply chain efficiencies. Such restructuring costs include employee termination benefits (one-time arrangements), termination of contractual obligations, non-cash asset charges, primarily including technology taken out of service, and other direct incremental costs. The Company recorded employee termination liabilities once the Company committed to a plan and communicated such terminations to employees. Other costs associated with a restructuring initiative, such as consulting and professional fees, product or geographical exit costs, are recognized in the period in which the liability is incurred. Accrued restructuring costs as of September 30, 2026 and December 31, 2025 are recorded within Accrued Expenses in the condensed consolidated balance sheets. Refer to Note 12, “Restructuring” included in these condensed consolidated financial statements for more information on the Company's restructuring initiatives.

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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information in context with the information reasonably available to the Company as of September 30, 2026 and through the date these condensed consolidated financial statements were issued. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Cash equivalents comprise amounts invested in money market funds.

Accounts Receivable

Accounts receivable are presented as net of allowance for credit losses. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the amortized cost. The Company considers factors in its allowance for credit losses such as historical analysis, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may have an impact on the Company's customers' ability to pay. As discussed further below, the Company elected the practical expedient to assume that current conditions as of the balance sheet date will not change for the remaining life of the accounts receivable. The allowance for credit losses was $0.2 million as of September 30, 2026 and December 31, 2025.

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

3.Revenue

Disaggregated Revenue

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Wipes	$38,607	$30,370	$109,428	$86,798
Personal Care and Other(1)	23,462	20,031	69,908	62,528
Diapers	17,202	22,177	58,223	73,531
Honest.com, Apparel and Canada(2)	5,342	19,993	8,456	60,424
Total revenue	$84,613	$92,571	$246,015	$283,280
_______________
(1) Includes $1.5 million reduction to revenue related to write-off of uncommitted marketing and transportation credits for the nine months ended September 30, 2026. See below under "Non-Monetary Transactions" for additional information for the three and nine months ended September 30, 2026.
(2) For the three and nine months ended September 30, 2026, represents revenue related to the partial liquidation of the Company's remaining apparel inventory. See below under "Licensing and Inventory Purchase Agreement" for additional information.

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

Direct-to-Consumer

Effective December 31, 2025, the Company no longer sells direct-to-consumer through the Company’s website. For direct sales to the consumer through the Company's website, Honest.com, the Company's performance obligation consisted of the sale of finished goods to the consumer. Consumers may have purchased products at any time or entered into subscription arrangements. Consumers placed orders online in accordance with the Company's standard terms and conditions and authorized payment when the order was placed. Credit cards were charged at the time of shipment and payments were typically processed within two to three business days. For subscription arrangements, consumers signed up to receive products on a periodic basis. Subscriptions were cancellable at any time without penalty, and no amounts were collected from the consumer until products were shipped. Revenue was recognized when transfer of control to the consumer took place, which is when the product was delivered to the carrier. Sales taxes collected from consumers were accounted for on a net basis and were excluded from revenue. The Company did not generate any revenue from Honest.com for three and nine months ended September 30, 2026. Revenue generated from Honest.com was 10% of the Company's total revenue during both the three and nine months ended September 30, 2025.

Non-Monetary Transactions

The Company has in the past entered into trade agreements with a vendor to exchange excess inventory for future marketing and transportation credits. The Company recognizes revenue reflecting the fair value of the marketing and transportation credits upon delivery of goods, with the corresponding short and long-term asset included in prepaid expenses and other current assets, and other assets in the accompanying condensed consolidated balance sheets. The Company may use the marketing and transportation credits over four years from the date of the respective agreement, with an option to extend for another two years if agreed upon by both parties. For the nine months ended September 30, 2026 and 2025, the Company did not enter into any new trade agreements.

As of June 30, 2026, the Company made the decision to discontinue further utilization of the uncommitted marketing and transportation credits. As a result, during the three months ended June 30, 2026, the Company recorded a $1.5 million reduction to revenue in the condensed consolidated statements of comprehensive income and a corresponding write-off of $1.5 million of remaining uncommitted marketing and transportation credit assets, consisting of a $0.8 million reduction to prepaid expenses and other current assets and a $0.7 million reduction to other assets in the condensed consolidated balance sheets. As of September 30, 2026, there are no remaining marketing and transportation credits to be utilized.

Other than above, the Company did not recognize any revenue or associated cost of revenue related to these credits during the three and nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, the Company recorded no impairment losses related to these credits and used an aggregate of $0.5 million and $0.6 million of credits, respectively.

Licensing and Inventory Purchase Agreement

On June 1, 2026, the Company entered into a License Agreement (the “License Agreement”) and an accompanying Inventory Purchase Agreement with O5-MD, LLC and O5 North ULC (collectively, the “Licensee”). The License Agreement grants the Licensee an exclusive license to manufacture, distribute, promote, and sell certain apparel, accessories, bath and bedding products, and footwear under "The Honest Company" and "Honest Baby" trademarks. The primary territory for the License Agreement covers the United States, Canada, and Mexico, as well as specified international club and off-price accounts. Under the License Agreement, the Company will earn royalty revenue on the Licensee's net sales. The initial term of the License Agreement expires on December 31, 2030. The Licensee holds the option to renew the agreement for two additional successive five-year terms, provided it complies with all material terms, meets required notice periods, among other requirements. For the three and nine months ended September 30, 2026, the Company did not recognize any royalty revenue with respect to the License Agreement.

In connection with the License Agreement, the Licensee agreed to purchase the Company's remaining on-hand inventory of licensed apparel products for a total purchase price of $10.0 million, subject to certain adjustments for inventory deficiencies or missing certifications. The purchase price is payable in installments, with four 25% payments tied to the delivery timeline. For each of the three and nine months ended September 30, 2026, the Company recognized $5.3 million and $8.5 million, respectively, in revenue and cost of revenue from the partial liquidation of the remaining apparel inventory. The inventory was delivered to the Licensee at its carrying value, resulting in no gross profit. These transactions increased accounts receivable and decreased inventory by $8.8 million, as of September 30, 2026.

4.     Fair Value Measurements

Financial assets measured and recorded at fair value on a recurring basis consist of the following as of:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds	$82,586	$—	$—	$82,586
Total cash equivalents	$82,586	$—	$—	$82,586

	December 31, 2025
	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds	$65,607	$—	$—	$65,607
Total cash equivalents	$65,607	$—	$—	$65,607

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

The 2026 Credit Facility provides a revolving credit facility in an aggregate principal amount of up to $35.0 million (the “Commitment Amount”) and includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. If more than 50% of the Commitment Amount is outstanding, availability of the 2026 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by certain reserves, if any. The 2026 Credit Facility includes an uncommitted accordion feature that allows for increases in the Commitment Amount to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitments. The 2026 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2026 Credit Facility. The Company recognizes the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2026, the commitment fee incurred was immaterial. As of September 30, 2026, there was $1.2 million of outstanding letters of credit. As of September 30, 2026, there was no outstanding borrowing under the 2026 Credit Facility, but the letters of credit reduce the amount available under the 2026 Credit Facility on a dollar-for-dollar basis.

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

The Company is subject to certain affirmative and negative covenants including financial covenants related to a minimum total fixed charge coverage ratio and a maximum total leverage ratio, each calculated on a trailing four fiscal quarter basis at the end of each fiscal quarter. The 2026 Credit Facility also includes customary events of default. The 2026 Credit Facility contains covenants that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, incur indebtedness, grant liens, change the Company’s lines of business, pay dividends and make certain other restricted payments, each subject to customary exceptions. Failure to do so, unless waived by the Lenders under the 2026 Credit Facility pursuant to its terms would result in an event of default under the 2026 Credit Facility. As of September 30, 2026, the Company is in compliance with all covenants under the 2026 Credit Facility.

6.     Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
(In thousands)
Payroll and payroll related expenses(1)	$7,075	$4,390
Accrued inventory purchases	7,332	8,387
Accrued marketing	3,709	1,181
Accrued rent(2)	5,899	9,042
Accrued restructuring(3)	2,563	4,534
Other accrued expenses	5,432	8,151
Total accrued expenses	$32,010	$35,685
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

A complaint was filed by Hayato Ono derivatively on behalf of the Company on November 29, 2021, in the U.S. District Court for the Central District of California (“Central District of California”), alleging breach of fiduciary duties, unjust enrichment, waste, gross mismanagement, and federal securities law violations by the Company’s directors and certain officers (the “Ono Action”). On December 17, 2021, a second derivative complaint containing similar allegations against the Company’s directors and certain officers was filed by Mike Wang in the Central District of California and consolidated with the Ono Action (together, the “California Federal Derivative Action”). A third derivative complaint was filed by Leah Bisch and Raluca Corobana in California Superior Court for the County of Los Angeles on January 3, 2022 (the “California State Derivative Action”), with similar allegations. A fourth derivative complaint was filed by David Butler in the U.S. District Court for the District of Delaware (the “District of Delaware Action”) on October 19, 2022, with similar allegations. Each of these federal and state court derivative cases have been stayed. On December 18, 2025, the parties to all derivative cases reached an agreement in principle to settle the matters. On March 26, 2026, a motion for preliminary approval of the settlement was filed in the California Federal Derivative Action. A hearing on the motion for preliminary approval was held on April 29, 2026 and the final approval hearing was held on July 13, 2026. The settlement received final approval from the Central District of California on July 13, 2026. The Company recorded the settlement amount of $1.2 million within accrued expenses and a corresponding insurance recovery of $1.2 million within prepaids and other current assets related to the legal settlement on the consolidated balance sheet as of June 30, 2026, and December 31, 2025. The determination that the recorded insurance recovery receivable was probable of collection was based on the terms of the applicable insurance policies, settlement agreement, and communications with the insurers. Pursuant to the final approval of settlement in the California Federal Derivative Action, on July 17, 2026, the parties in the District of Delaware Action filed a stipulation to voluntarily dismiss the action with prejudice, which the court granted on July 20, 2026. On July 28, 2026, the parties in the California State Derivative Action filed a stipulation to voluntarily dismiss the action with prejudice. On July 30, 2026, the court granted the stipulation and entered a final order approving the settlement and judgment thereby resolving the California State Derivative Action. The settlement was fully funded by the insurance carriers into plaintiff’s escrow in July 2026.

On November 5, 2025, the Company filed a complaint in the Central District of California alleging that Butterblu, LLC (“Butterblu”) breached the supplier services agreement, as amended, that the Company and Butterblu had entered into as of August 15, 2022 (the "Supplier Services Agreement") pursuant to which Butterblu provides certain design, manufacturing, sales and marketing services to the Company in connection with the Company's apparel products. The Company voluntarily dismissed the complaint on November 21, 2025 related to a temporary extension of the Supplier Services Agreement. Following the conclusion of the temporary extension of the Supplier Services Agreement in December 2025, the Company filed an updated complaint on January 2, 2026 (the "Federal Court Action"). The Company has requested monetary damages and declaratory relief as determined by the Central District of California. On February 11, 2026, Butterblu filed a complaint against the Company in the California Superior Court for the County of Los Angeles alleging breach of contract, breach of implied contract, breach of implied covenant of good faith and fair dealing, quantum meruit, promissory estoppel, intentional interference with contract, and intentional interference with prospective economic relations related to the parties' obligations under the Supplier Services Agreement. On May 8, 2026, Butterblu filed a motion to dismiss the Federal Court Action. On July 29, 2026, the Central District of California granted in part and denied in part Butterblu's motion to dismiss the Federal Court Action. On September 18, 2026, Butterblu filed a counterclaim in the Federal Court Action alleging breach of contract, breach of implied contract, breach of implied covenant of good faith and fair dealing, quantum meruit, promissory estoppel, intentional interference with contract, intentional interference with prospective economic relations, trade libel, conversion, unjust enrichment, and misappropriation of trade secrets related to the parties' obligations under the Supplier Services Agreement. On October 16, 2026, the Company filed a motion to dismiss Butterblu's counterclaim. These matters are in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of gain or loss, or make an estimate of the gain or loss or range of gain or loss in these matters.

On October 29, 2026, Kenya Winston filed a putative class action complaint in the U.S. District Court for the Northern District of California alleging breach of express warranty, violations of California’s Unfair Competition Law, False Advertising Law, and Consumers Legal Remedies Act, in each case related to hypoallergenic claims on certain of the Company’s personal care products and seeking declaratory relief, injunctive relief, equitable relief, monetary damages, punitive damages and statutory penalties, and attorneys’ fees and costs. This matter is in the preliminary stages of litigation with uncertain outcomes at this time. Therefore, the Company cannot estimate the probability of gain or loss, or make an estimate of the gain or loss or range of gain or loss in this matter.

As of September 30, 2026 and December 31, 2025, the Company was not subject to any other currently pending legal matters or claims that based on its current evaluation are expected to have a material adverse effect on its financial position, results of operations, or cash flows should such matters be resolved unfavorably.

Tariffs

Following the February 2026 U.S. Supreme Court ruling that invalidated specific tariffs under the International Emergency Economic Powers Act (“IEEPA”), the Company is evaluating its eligibility for refunds of previously paid import duties. Beginning in April 2026, the Company began filing refund claims with U.S. Customs and Border Protection related to eligible IEEPA tariff payments made. During the nine months ended September 30, 2026, the Company received IEEPA tariff refunds totaling $11.9 million, which were recognized as a $6.6 million reduction in cost of revenue and a $0.5 million increase in interest income on the condensed consolidated statements of comprehensive income, and as a $0.6 million reduction in inventory on the condensed consolidated balance sheets. During the three months ended September 30, 2026, the Company paid $4.2 million in tariff refund obligations to a third-party manufacturer, resulting in a corresponding reduction in cash and the related liability. The Company does not anticipate any further tariff refund obligations to third-party manufacturers. Due to the inherent uncertainty surrounding the timing and recoverability of additional refunds, no receivable or corresponding offset to expense or asset was recognized for future refunds as of September 30, 2026.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential number of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never been involved in litigation in connection with these indemnification arrangements. As of September 30, 2026 and December 31, 2025, the Company has not accrued a liability for these guarantees as the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable due to the unique facts and circumstances involved.

8.     Stockholders' Equity

Stock Options

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2025	4,252,490	$5.45
Granted	—	$—
Exercised	(1,527,406)	$5.17
Forfeited/Cancelled	(95,917)	$5.71
Outstanding at September 30, 2026	2,629,167	$5.60

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

Performance Stock Units

On August 20, 2026, the Company granted performance stock units (“PSUs”) to the Chief Executive Officer under the 2021 Plan. The PSUs vest over a four-year performance period based on the Company's achievement of specified stock price performance hurdles and the Chief Executive Officer's continued service over such period. The number of shares that can be earned ranges from 0% to 200% of the 362,068 target PSUs granted, or a maximum of 724,136 shares. The grant date fair value of the PSUs was approximately $3.1 million and is recognized as stock-based compensation expense over the requisite service period, regardless of whether the stock price performance hurdles are achieved.

2023 Inducement Plan
In March 2023, the Company's Compensation Committee adopted the 2023 Inducement Plan (the “2023 Inducement Plan”). The 2023 Inducement Plan reserved 4,000,000 shares of the Company’s common stock for issuance under the 2023 Inducement Plan to individuals who satisfy the standards for inducement grants under the relevant Nasdaq Stock Market rules. As of September 30, 2026, there were 738,806 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes the RSU and PSU activity under the 2021 Equity Incentive Plan and the 2023 Inducement Plan:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
	Non-Employee Directors	Directors, Officers and Employees	Non-Employee Directors	Directors, Officers and Employees
Unvested at December 31, 2025	418,924	5,266,468	$4.28	$3.92
Granted	447,917	6,901,685	$3.04	$3.34
Vested	(390,133)	(1,919,983)	$4.38	$3.70
Forfeited	—	(1,080,643)	$—	$3.50
Unvested at September 30, 2026	476,708	9,167,527	$3.03	$3.58

As of September 30, 2026, there was $30.7 million of unrecognized stock-based compensation expense related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Under the 2021 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares of common stock is granted in May and November of each year for an offering period of approximately six months. For the nine months ended September 30, 2026, 47,524 shares were purchased under the 2021 ESPP. As of September 30, 2026, the Company had 5,735,492 remaining authorized shares available for purchase.

The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the grant-date fair value of the 2021 ESPP:

September 30, 2026
Expected life of options (in years)	0.50
Expected stock price volatility	56.53%
Risk free interest rate	3.77%
Expected dividend yield	—%
Grant-date fair value per share	$1.01

Share Repurchase Program

On February 20, 2026, the Company’s Board of Directors approved the Company’s first share repurchase program for up to $25 million of its outstanding common stock. As of August 6, 2026, the Company had completed the program. Under the program, share repurchases were made at the Company’s discretion from time to time in open market or privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the new program depended on a variety of factors, including, without limitation, stock price, trading volume, and general business and market conditions. The repurchase program did not obligate the Company to purchase any shares, had no expiration date and could be modified, suspended or terminated at any time. The Company funded repurchases with a combination of existing cash and cash equivalents and cash flows from operations. The Company repurchased approximately 7.2 million shares of common stock, at a weighted average share price of $3.47 per share, for an aggregate amount equal to the $25.0 million limit, during the nine months ended September 30, 2026. Refer to Note 13, "Subsequent Events" included in these condensed consolidated financial statements for information on the announcement of a new $30.0 million share repurchase program.

Stock-Based Compensation Expense

Stock-based compensation expense related to RSU and PSU awards under the 2021 Equity Incentive Plan and the 2023 Inducement Plan, 2021 ESPP purchases and stock options, as applicable, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
(In thousands)
Selling, general and administrative	$2,998	$2,200	$8,064	$6,936
Research and development	144	199	558	590
Total stock-based compensation expense	$3,142	$2,399	$8,622	$7,526

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
The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except for share and per share values)	2026	2025	2026	2025
Numerator:
Net income	$91,319	$758	$101,964	$7,883
Net income attributable to common stockholders — basic	$91,319	$758	$101,964	$7,883
Net income attributable to common stockholders - diluted	$91,319	$758	$101,964	$7,883

Denominator:
Weighted average shares of common stock outstanding — basic	108,820,109	111,839,451	110,776,950	110,802,832
Add: effect of dilutive 2021 ESPP	17,833	—	8,566	—
Add: effect of dilutive RSUs	3,640,657	1,870,457	2,266,651	3,215,974
Add: effect of dilutive stock options	—	—	—	97,171
Weighted average shares of common stock outstanding - diluted	112,478,599	113,709,908	113,052,167	114,115,977

Net income per share, attributable to common shareholders:
Basic	$0.84	$0.01	$0.92	$0.07
Diluted	$0.81	$0.01	$0.90	$0.07

The following potentially dilutive shares were excluded from the computation of diluted net income per share because including them would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Stock options to purchase common stock	3,374,873	3,557,343	3,953,943	2,430,453
Unvested RSUs and PSUs	983,993	2,599,830	2,365,091	1,127,705
Employee stock purchase plan	—	26,681	25,186	23,663
Total	4,358,866	6,183,854	6,344,220	3,581,821

10.     Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income or loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate of 1.15% differs from the U.S. federal statutory rate of 21% primarily as a result of the change in the valuation allowance, nondeductible executive compensation, state taxes and other permanent differences.

As of December 31, 2025, the Company maintained a full valuation allowance on its deferred tax assets of $97.2 million. As of September 30, 2026, the Company concluded that it was appropriate to release substantially all of the valuation allowance against the deferred tax assets based on the conclusion that it is more likely than not that substantially all of deferred tax assets will be realized. Based on sustained profitability, including generating three-year cumulative income before taxes, adjusted for permanent differences, and the projections of future taxable income sufficient to utilize substantially all of the Company's federal and state net operating losses, the positive evidence supporting the release of substantially all of the valuation allowance outweighed the negative evidence supporting a full valuation allowance. During the three months ended September 30, 2026, the Company recognized a discrete income tax benefit of $89.4 million, primarily related to the release of substantially all of the Company's valuation allowance. The portion of the valuation allowance release attributable to 2026 income is recognized through the annual estimated effective tax rate. As of September 30, 2026, the Company maintains a valuation allowance of $4.0 million related to state net operating losses that are expected to expire prior to realization.

For the three and nine months ended September 30, 2026, the Company recognized income tax benefits of $89.4 million and $89.3 million, respectively, substantially all of which represented deferred income tax benefits related to the release of substantially of the valuation allowance.

During the three and nine months ended September 30, 2026, the Company has not recorded any uncertain tax positions and has not recognized interest or penalties in the condensed consolidated statements of comprehensive income.

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

On June 14, 2026, the Company entered into a corporate office lease agreement (the “Lease”) which will commence on the later of (i) March 1, 2027, and (ii) the date of “substantial completion” of the “tenant improvements” (each as defined in the Lease) (the “Contractual Lease Commencement Date”). As of September 30, 2026, the Company has not reached the lease commencement date under ASC 842, which could be earlier than the Contractual Lease Commencement Date. The initial term of the Lease is ten years from the Contractual Lease Commencement Date (the “Initial Term”) with one five-year renewal option. The Company will receive a ten-month rent abatement applied to the first ten months of the third lease year. During the Initial Term, the total base rent over the Initial Term, net of rent abatement, is expected to be approximately $30.7 million. In addition to base rent, the Company will be required to pay certain additional amounts for taxes, insurance, maintenance and other operating expenses. The Landlord will provide the Company with a one-time tenant improvement allowance totaling approximately $6.9 million. To secure its obligations under the Lease, the Company was required to provide to the Landlord an irrevocable $1.2 million letter of credit.

The components of lease expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating lease expense:
Operating lease expense(1)	$1,696	$1,792	$5,171	$5,376
Sublease income	(501)	(501)	(1,504)	(1,504)
Total lease expense, net	$1,195	$1,291	$3,667	$3,872
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

The following tables set forth the amount of lease assets and lease liabilities included in the Company’s condensed consolidated balance sheets (in thousands):

Assets	Financial Statement Line Item	September 30, 2026

Operating lease assets	Operating lease right-of-use asset	$6,467
Total lease assets		$6,467
Liabilities
Current
Operating lease liabilities	Accrued expenses	$5,899
Non-current
Operating lease liabilities	Operating lease liabilities, net of current portion	1,325
Total lease liabilities		$7,224

Supplemental information related to the Company’s leases for the nine months ended September 30, 2026 was as follows:

Weighted-average remaining lease term (in years)
Operating leases	1.4
Weighted-average discount rate
Operating leases	2.60%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in operating leases	$6,891

The Company did not have any non-cash ROU assets obtained in exchange for lease liabilities during the nine months ended September 30, 2026 for either finance or operating leases.

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
•Asset and Other Restructuring-Related Costs — consist primarily of technology taken out of service.

The Company records costs associated with the restructuring once the relevant accounting criteria have been met.

Costs associated with Powering Honest Growth were as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026

Cost of Revenue(1)	$715	$2,792
Restructuring Costs(2)	418	641
Total	$1,133	$3,433
______________

(1) Represents costs in connection with a warehouse closure which is included in cost of revenue on the condensed consolidated statements of comprehensive income.
(2) Includes an adjustment related to contract and external obligation costs for the nine months ended September 30, 2026. Refer to the restructuring table below for additional details of the costs included in restructuring costs for the nine months ended September 30, 2026.

Charges incurred to restructuring costs for the nine months ended September 30, 2026 were:

	Restructuring Costs
	Employee and Personnel-Related Costs	Asset and Other Restructuring-Related Costs	Contract and External Obligation Costs	Total
Charges for the nine months ended September 30, 2026	$312	$984	$(655)	$641

Changes in accrued expenses as of September 30, 2026 were:

	Accrued Restructuring-Related Costs(1)
	Asset and Other Restructuring-Related Costs	Contract and External Obligation Costs	Employee and Personnel-Related Costs	Total
Balance at December 31, 2025	$1,147	$2,535	$852	$4,534
Charges	2,623	—	358	2,981
Cash payments	(2,535)	(648)	(1,114)	(4,297)
Other adjustments	—	(655)	—	(655)
Balance at September 30, 2026	$1,235	$1,232	$96	$2,563
___________

(1) Included in accrued expenses as of September 30, 2026. Refer to Note 6, "Accrued Expenses" included elsewhere in these condensed consolidated financial statements.

13.     Subsequent Events

Share Repurchase Program

On October 30, 2026, the Company’s Board of Directors approved a new share repurchase program for up to $30.0 million of its outstanding common stock. As of August 6, 2026, the Company had completed its prior $25.0 million share repurchase program.

Under the program, share repurchases may be made at the Company’s discretion from time to time in open market or privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the new program will depend on a variety of factors, including, without limitation, stock price, trading volume, and general business and market conditions. The share repurchase program does not obligate the Company to purchase any shares, has no expiration date and may be modified, suspended or terminated at any time. The Company expects to fund repurchases with a combination of existing cash and cash equivalents and cash flows from operations.

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

Powering Honest Growth is projected to result in the following:

•Costs associated with Powering Honest Growth, including restructuring costs, are expected to be approximately $28.0 million to $31.0 million to be recognized through the first quarter of 2027. Of this range, we expect approximately $5.0 million to $7.0 million to be related to restructuring costs, primarily comprising contractual and external obligation costs, employee and personnel-related costs and asset and other restructuring-related costs, and approximately $23.0 million to $24.0 million to be related to other costs included in cost of revenue, primarily related to a discrete inventory write-down related to exiting apparel category as a seller of merchandise, fixed asset impairments, and costs associated with a warehouse closure, some of which have already been incurred.
◦During the three and nine months ended September 30, 2026, we have recognized $1.1 million and $3.4 million, respectively, of costs related to Powering Honest Growth, for a total of approximately $27.4 million recognized to date. See table below for additional details of the costs recognized in the three and nine months ended September 30, 2026.
•Powering Honest Growth is expected to result in annualized benefits in the range of approximately $14.0 million to $17.0 million, and the Company has begun seeing benefits in 2026. These benefits include reduction in costs of revenue and reduction in operating expenses, offset by a decrease in revenue related to the exit of lower margin non-strategic portfolios.
•The cash impact of costs related to Powering Honest Growth is expected to be in the range of approximately $10.0 million to $13.0 million for the full years 2026 and 2027, with $8.9 million cash paid through September 30, 2026 and the remainder to be in the fourth quarter of 2026 and in 2027.
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
•Managing working capital including the reduction of inventory.
•Rightsizing selling, general and administrative costs.

Costs associated with Powering Honest Growth were as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026

Cost of Revenue(1)	$715	$2,792
Restructuring Costs(2)	418	641
Total	$1,133	$3,433
______________

(1) Represents costs in connection with a warehouse closure which is included in cost of revenue on the condensed consolidated statements of comprehensive income.
(2) Includes an adjustment related to contract and external obligation costs for the nine months ended September 30, 2026. For further details on the restructuring element of Powering Honest Growth, refer to Note 12, “Restructuring” included in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Ability to Execute Increasing Physical and Digital Availability

A core component of our growth strategy centers around increasing physical availability through expanded stores, doors, aisles, shelves and facings and increasing digital availability of our products in retail customers’ websites, and third-party ecommerce sites. While we have made significant progress in our distribution gains, we are still under indexed compared to competition. Our partnerships with leading third-party retail platforms and national retailers have broadened our consumer reach, raised our brand awareness and enhanced our margins through operating leverage.

We will continue to pursue partnerships with a wide variety of retailers, including mass retailers, online retailers, club retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as competitive dynamics and retailers’ satisfaction with the sales and profitability of our products, channel shifts of their customers, and their own supply chain, order timing, and inventory needs, which may fluctuate from period to period. For example, we experienced distribution losses with two of our largest customers on certain diaper SKUs mainly related to these retailers' footprint changes for certain product categories overall and a shift to more exclusive non-gendered prints with one of these retailers, which has impacted our revenue since 2025, and we expect will continue to negatively impact our diaper revenue in the future. Product offerings in the diaper category remain competitive and retailer decisions related to the sale or promotion of competitive diaper products have negatively impacted our diaper revenue in 2026, which we expect to continue in the future.

Due to higher costs of shipping and fulfillment activities related to our DTC channel and other related costs, we no longer utilize Honest.com as a shipping and fulfillment channel or sell products through this channel as of December 31, 2025 and instead have shifted our focus and investments towards more efficient and scalable distribution models with our retail and digital customers. The Honest.com website remains a resource for educating consumers, showcasing our complete product portfolio, and driving consumers to purchase offsite. Our discontinuation of Honest.com as a direct shipping and fulfillment channel negatively impacted our revenue for the year ended December 31, 2025 and nine months ended September 30, 2026; however, we also expect that it will enable improved gross margin in future years.

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

Supply Chain Disruptions

There has been and continues to be an adverse impact on global economic conditions, specifically tariffs and inflationary pressures, which has adversely affected our supply chain in regards to cost of revenue and operating expenses. We have experienced and anticipate continued increases in product costs due to inflationary pressures, which has in the past and could continue to hamper our ability to drive margin expansion. In addition, the ongoing military conflicts have increased our global shipping costs and may in the future negatively impact the cost of petrochemicals which are used in the raw materials and packaging in our personal care products.

In addition, notwithstanding legal challenges, we expect tariffs to continue to negatively impact the cost of raw materials, components and finished goods, which has adversely impacted our operational expenses, and may negatively impact our ability to source our finished goods and components. We have taken measures to bolster key aspects of our supply chain and mitigate the impact of tariffs, such as creating an agile supply chain, ensuring sufficient inventory to support our continued growth, minimizing lead times for raw materials, and implementing a robust cost-savings program, as part of our tariff mitigation strategy. In addition, in early 2025 we hired a Senior Vice President of Supply Chain, a newly created role, which has enabled us to accelerate some of the cost savings opportunities we have developed. If we are not successful in our attempts to bolster our supply chain and mitigate the impact of tariffs, our product and fulfillment costs may increase and our business, financial condition, results of operations and prospects could be adversely affected. For example, the fluctuation in tariff rates since 2025, and the ongoing uncertainty of those rates have primarily impacted our wipes product costs, and has impacted and may in the future impact our ability to forecast the tariff impacts on our cost of revenue.

Following the February 2026 U.S. Supreme Court ruling that invalidated specific tariffs under the International Emergency Economic Powers Act (“IEEPA”), we are evaluating our eligibility for refunds of previously paid import duties. Beginning in April 2026, we began filing refund claims with U.S. Customs and Border Protection related to eligible IEEPA tariff payments made. During the nine months ended September 30, 2026, we received IEEPA tariff refunds of $11.9 million, which were recognized as a $6.6 million reduction in cost of revenue and a $0.5 million increase in interest income on the condensed consolidated statements of comprehensive income, and as a $0.6 million reduction in inventory on the condensed consolidated balance sheets. Due to the inherent uncertainty surrounding the timing and recoverability of additional refunds, no receivable or corresponding offset to expense or asset was recognized as of September 30, 2026. For more details on tariff refunds received, refer to Note 7, “Commitments and Contingencies” included in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We are also taking action to optimize our supply chain footprint and inventory management, along with leveraging technology to improve systems. Effective June 30, 2026, we terminated our agreement with GEODIS Logistics LLC for the use and services of a Pennsylvania warehouse that was previously part of our distribution network, which resulted in favorable supply chain rates due to lower fulfillment costs during the three months ended September 30, 2026. As a result, we now operate exclusively in the Nevada warehouse, a state-of-the-art facility leased by us with a focus on automated large scale retail fulfillment.

We have experienced purchase price increases from our third-party manufacturers, including our diaper manufacturer, in the past, have received requests to renegotiate purchase costs from other third-party manufacturers, and could face escalation of purchase costs and cost of revenue in the future. We have implemented price increases in the past and we may implement additional price increases in the future as needed to offset current and future input cost inflation and to pursue productivity initiatives to offset inflation. However, we may not be able to increase our prices or productivity sufficiently enough to offset these costs. Customer demand for our products may change based on price increases.

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

Supplier Services Agreement

In August 2022, we entered into a supplier services agreement with Butterblu, LLC (“Butterblu”) pursuant to which Butterblu provided certain design, manufacturing, sales and marketing services to us (the “Supplier Services Agreement”). As part of the Supplier Services Agreement, we agreed to purchase and own inventory for the term of the agreement, which was originally until December 31, 2026, unless terminated sooner. On November 5, 2025, we sent a Notice of Termination to Butterblu and sued the company for alleged breaches of the Supplier Services Agreement. Through agreement of the parties following our Notice of Termination, Honest and Butterblu extended the Supplier Services Agreement on a temporary basis through December 26, 2025. The Supplier Services Agreement was formally terminated on December 26, 2025. Upon termination, Butterblu was required to discontinue using Honest’s trademarks and prints and to consummate all pending purchase orders received in writing as of the November 5, 2025 termination date, and Honest has the right to sell off all products sourced by Butterblu until and through December 26, 2026 and shall pay Butterblu the Base Service Fee, defined as 22% of Honest's net revenue for product sales and adjusted to ensure that the Base Service Fee does not exceed Honest's gross profit for product sales in the applicable quarter, for product sales through December 26, 2026. The parties are in litigation, which is described in Note 7, "Commitments and Contingencies," included in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Litigation related to our respective obligations under the Supplier Services Agreement, the termination of this Supplier Services Agreement, any disputes over the terms of the termination, and costs related to the apparel inventory we own have negatively impacted revenue and gross profit, partially offset by lower operating costs since the fourth quarter ended December 31, 2025, and are expected to continue to adversely impact our results of operations. In addition, the loss of the relationship with Butterblu negatively impacted apparel revenue and will negatively impact apparel revenue in the future, which may adversely affect our results of operations.

Licensing and Inventory Purchase Agreement

On June 1, 2026, we entered into a License Agreement (the “License Agreement”) and an accompanying Inventory Purchase Agreement with O5-MD, LLC and O5 North ULC (collectively, the “Licensee”). The License Agreement grants the Licensee an exclusive license to manufacture, distribute, promote, and sell certain apparel, accessories, bath and bedding products, and footwear under "The Honest Company" and "Honest Baby" trademarks. The primary territory for the License Agreement covers the United States, Canada, and Mexico, as well as specified international club and off-price accounts. Under the License Agreement, we will earn royalty revenue on the Licensee's net sales. The initial term of the License Agreement expires on December 31, 2030. The Licensee holds the option to renew the agreement for two additional successive five-year terms, provided it complies with all material terms, meets required notice periods, among other requirements. For the three and nine months ended September 30, 2026, we did not recognize any royalty revenue with respect to the License Agreement.

In connection with the License Agreement, the Licensee agreed to purchase our remaining on-hand inventory of licensed apparel products for a total purchase price of $10.0 million, subject to certain adjustments for inventory deficiencies or missing certifications. The purchase price is payable in installments, with four 25% payments tied to the delivery timeline. For the three and nine months ended September 30, 2026, we recognized $5.3 million and $8.5 million, respectively, in revenue and cost of revenue from the partial liquidation of the remaining apparel inventory. The inventory was delivered to the Licensee at its carrying value, resulting in no gross profit. These transactions increased accounts receivable and decreased inventory by $8.8 million, as of September 30, 2026.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, principally for our selling and administrative functions. These include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Selling, general and administrative expenses also include technology expenses; professional fees, including audit and legal expenses; donation expenses including overhead and tariffs; facility costs, including insurance, utilities and rent relating to our headquarters; third-party service fees related to our Supplier Services Agreement for our exited apparel products and agency commissions, and depreciation and amortization expenses. We expect our selling, general and administrative expenses to decrease as a percentage of revenue as we continue to grow our business and organizational capabilities and efficiencies. We have incurred and expect in the future to continue to incur additional third-party professional fees related to compliance obligations as a public company.

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

Income Tax Benefit (Provision)

We are subject to federal and state income taxes in the United States. Our annual estimated tax rate differed from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against deferred tax assets, stock-based compensation, state taxes, nondeductible executive compensation and other permanent differences. During the three months ended September 30, 2026, we determined that the positive evidence supporting the release of substantially all of the valuation allowance outweighed the negative evidence supporting a full valuation allowance; therefore, it is more likely than not that substantially all of the deferred tax assets will be realized. As a result, during the three months ended September 30, 2026, we recognized a discrete income tax benefit of $89.4 million, primarily related to the release of substantially all of the valuation allowance. As of September 30, 2026, we maintain a valuation allowance of $4.0 million related to state net operating losses that are expected to expire prior to realization. See Note 10, “Income Taxes” included in these condensed consolidated financial statements for more information.

Results of Operations

The following table sets forth our condensed consolidated statements of comprehensive income data for each of the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
(In thousands)
Revenue	$84,613	$92,571	$246,015	$283,280
Cost of revenue	46,543	58,082	134,314	173,369
Gross profit	38,070	34,489	111,701	109,911
Operating expenses
Selling, general and administrative(1)	16,619	17,679	49,055	59,072
Marketing	17,724	14,796	46,193	39,617
Restructuring	418	—	641	—
Research and development(1)	2,149	1,701	5,733	5,514
Total operating expenses	36,910	34,176	101,622	104,203
Operating income	1,160	313	10,079	5,708
Interest and other income (expense), net	763	555	2,601	2,370
Income before benefit (provision) for income taxes	1,923	868	12,680	8,078
Income tax benefit (provision)	89,396	(110)	89,284	(195)
Net income	$91,319	$758	$101,964	$7,883
__________________________
(1)    Includes stock-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
(In thousands)
Selling, general and administrative	$2,998	$2,200	$8,064	$6,936
Research and development	144	199	558	590
Total	$3,142	$2,399	$8,622	$7,526
The following table sets forth our condensed consolidated statements of comprehensive income data expressed as a percentage of revenue*:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.0	62.7	54.6	61.2
Gross profit	45.0	37.3	45.4	38.8
Operating expenses
Selling, general and administrative	19.6	19.1	19.9	20.9
Marketing	20.9	16.0	18.8	14.0
Restructuring	0.5	—	0.3	—
Research and development	2.5	1.8	2.3	1.9
Total operating expenses	43.6	36.9	41.3	36.8
Operating income	1.4	0.3	4.1	2.0
Interest and other income (expense), net	0.9	0.6	1.1	0.8
Income before benefit (provision) for income taxes	2.3	0.9	5.2	2.9
Income tax benefit (provision)	105.7	(0.1)	36.3	(0.1)
Net income	107.9%	0.8%	41.4%	2.8%
______________

* Amounts may not sum due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Revenue

	For the three months ended September 30,				For the nine months ended September 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
(In thousands, except percentages)
Revenue	$84,613	$92,571	$(7,958)	(8.6)%	$246,015	$283,280	$(37,265)	(13.2)%

Revenue was $84.6 million for the three months ended September 30, 2026, as compared to $92.6 million for the three months ended September 30, 2025. The decrease of $8.0 million, or 8.6%, was primarily due to the net impact of strategic exits related to Powering Honest Growth and a decline in diaper revenue, partially offset by an increase in revenue within wipes and personal care products.

Revenue was $246.0 million for the nine months ended September 30, 2026, as compared to $283.3 million for the nine months ended September 30, 2025. The decrease of $37.3 million, or 13.2%, was primarily due to the net impact of strategic exits related to Powering Honest Growth and a decline in diaper revenue, partially offset by an increase in revenue within wipes and personal care products.

Refer to the Organic Revenue table under “Non-GAAP Financial Measures” below for further details of revenue excluding the revenue associated with the discrete exits related to Powering Honest Growth.

Cost of Revenue and Gross Profit

	For the three months ended September 30,				For the nine months ended September 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
(In thousands, except percentages)
Cost of revenue	$46,543	$58,082	$(11,539)	(19.9)%	$134,314	$173,369	$(39,055)	(22.5)%
Gross profit	$38,070	$34,489	$3,581	10.4%	$111,701	$109,911	$1,790	1.6%

Cost of revenue was $46.5 million for the three months ended September 30, 2026, as compared to $58.1 million for the three months ended September 30, 2025. The decrease of $11.5 million, or 19.9%, was primarily driven by fewer units sold due to strategic exits under Powering Honest Growth and lower fulfillment and tariff costs. Cost of revenue as a percentage of revenue decreased by 774 basis points compared to the three months ended September 30, 2025.

Gross profit was $38.1 million for the three months ended September 30, 2026, as compared to $34.5 million for the three months ended September 30, 2025. The increase of $3.6 million, or 10.4%, was primarily related to favorable supply chain rates due to lower fulfillment costs and tariff rates, partially offset by sales volume declines due to Powering Honest Growth.

Cost of revenue was $134.3 million for the nine months ended September 30, 2026, as compared to $173.4 million for the nine months ended September 30, 2025. The decrease of $39.1 million, or 22.5%, was primarily driven by fewer units sold due to strategic exits under Powering Honest Growth, lower fulfillment and tariff costs, including refunds. Cost of revenue as a percentage of revenue decreased by 660 basis points compared to the nine months ended September 30, 2025.

Gross profit was $111.7 million for the nine months ended September 30, 2026, as compared to $109.9 million for the nine months ended September 30, 2025. The increase of $1.8 million, or 1.6%, was primarily related to favorable supply chain rates and tariff refunds, partially offset by sales volume declines due to Powering Honest Growth.

Operating Expenses

Selling, General and Administrative Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
(In thousands, except percentages)
Selling, general and administrative	$16,619	$17,679	$(1,060)	(6.0)%	$49,055	$59,072	$(10,017)	(17.0)%

Selling, general and administrative expenses were $16.6 million for the three months ended September 30, 2026, as compared to $17.7 million for the three months ended September 30, 2025. The decrease of $1.1 million, or 6.0%, was primarily due to a $2.3 million decline in third-party service fees, partially offset by a $1.0 million increase in employee-related expenses. Selling, general and administrative expenses as a percentage of revenue increased 50 bps as compared to the three months ended September 30, 2025.

Selling, general and administrative expenses were $49.1 million for the nine months ended September 30, 2026, as compared to $59.1 million for the nine months ended September 30, 2025. The decrease of $10.0 million, or 17.0%, was primarily due to a $7.5 million decline in third-party service fees, a $1.1 million decrease in legal expenses and a $0.9 million decrease in donation expense. Selling, general and administrative expenses as a percentage of revenue decreased 90 bps as compared to the nine months ended September 30, 2025.

Marketing Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
(In thousands, except percentages)
Marketing	$17,724	$14,796	$2,928	19.8%	$46,193	$39,617	$6,576	16.6%

Marketing expenses were $17.7 million for the three months ended September 30, 2026, as compared to $14.8 million for the three months ended September 30, 2025. The increase of $2.9 million, or 19.8%, was primarily due to increased marketing investment to support our higher growth, higher margin wipes and personal care platforms. Marketing expenses as a percentage of revenue increased 490 bps as compared to the three months ended September 30, 2025.

Marketing expenses were $46.2 million for the nine months ended September 30, 2026, as compared to $39.6 million for the nine months ended September 30, 2025. The increase of $6.6 million, or 16.6%, was primarily due to increased marketing investment to support our higher growth, higher margin wipes and personal care platforms. Marketing expenses as a percentage of revenue increased 480 bps as compared to the nine months ended September 30, 2025.

Restructuring Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2026	2025	$ change	% change	2026	2025		$ change	% change
(In thousands, except percentages)
Restructuring	$418	$—	$418	100.0%	$641	$—	increase	$641	100.0%

Restructuring expenses primarily included asset and other restructuring-related costs for the three months ended September 30, 2026.

Restructuring expenses included asset and other restructuring-related costs of $1.0 million, employee and personnel-related costs of $0.3 million, and an adjustment to contract and external obligation costs of $0.7 million for the nine months ended September 30, 2026.

For further details on Powering Honest Growth, refer to “Transformation 2.0: Powering Honest Growth” above and Note 12, “Restructuring” in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2025, we did not incur any restructuring expenses.

Research and Development Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2026	2025	$ change	% change	2026	2025	$ change	% change
(In thousands, except percentages)
Research and development	$2,149	$1,701	$448	26.3%	$5,733	$5,514	$219	4.0%

Research and development expenses were $2.1 million for the three months ended September 30, 2026, as compared to $1.7 million for three months ended September 30, 2025.

Research and development expenses were $5.7 million for the nine months ended September 30, 2026, as compared to $5.5 million for the nine months ended September 30, 2025.

Interest and Other Income (Expense), Net

	For the three months ended September 30,			For the nine months ended September 30,
	2026	2025	$ change	2026	2025	$ change
(In thousands, except percentages)
Interest income (expense), net	$811	$580	$231	$2,644	$1,791	$853
Other income (expense), net	(48)	(25)	(23)	(43)	579	(622)
Interest and other income (expense), net	$763	$555	$208	$2,601	$2,370	$231

Interest and other income (expense), net was net income of $0.8 million for the three months ended September 30, 2026, as compared to net income of $0.6 million for the three months ended September 30, 2025.

Interest and other income (expense), net was net income of $2.6 million for the nine months ended September 30, 2026, as compared to net income of $2.4 million for the nine months ended September 30, 2025.

Income Tax Benefit (Provision)

	For the three months ended September 30,			For the nine months ended September 30,
	2026	2025	$ change	2026	2025	$ change
(In thousands, except percentages)
Income tax benefit (provision)	$89,396	$(110)	$89,506	$89,284	$(195)	$89,479

Income tax benefit was $89.4 million for the three months ended September 30, 2026, as compared to income tax provision of $0.1 million for the three months ended September 30, 2025. The change was primarily due to the $89.4 million discrete income tax benefit related to the release of substantially all of the valuation allowance against our net deferred tax assets in the current period.

Income tax benefit was $89.3 million for the nine months ended September 30, 2026, as compared to income tax provision of $0.2 million for the nine months ended September 30, 2025. The change was primarily due to the $89.4 million discrete income tax benefit related to the release of substantially all of the valuation allowance against our net deferred tax assets in the current period.

Liquidity and Capital Resources

As of September 30, 2026, we had $103.0 million of cash and cash equivalents. Although we are dependent on our ability to generate sufficient cash flow from operations or raise capital to achieve our business objectives, we believe our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our short-term projected operations for the next 12 months from the date of issuance of our condensed consolidated financial statements. We will need to generate sufficient cash from operations or may need to raise additional capital to meet our long-term working capital and capital expenditure needs in the future. We also have availability under our 2026 Credit Facility, which was not drawn as of September 30, 2026.

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

The 2026 Credit Facility provides a revolving credit facility in an aggregate principal amount of up to $35.0 million (the “Commitment Amount”) and includes a sub-facility that provides for the issuance of letters of credit in an amount of up to $15.0 million at any time outstanding. If more than 50% of the Commitment Amount is outstanding, availability of the 2026 Credit Facility will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by certain reserves, if any. The 2026 Credit Facility includes an uncommitted accordion feature that allows for increases in the Commitment Amount to as much as an additional $35.0 million, for up to $70.0 million in potential revolving commitments. The 2026 Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee based on the average daily undrawn portion of the 2026 Credit Facility. We recognize the commitment fee as incurred in interest and other income (expense), net in the condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2026, the commitment fee incurred was immaterial. As of September 30, 2026, there were $1.2 million of outstanding letters of credit. As of September 30, 2026, there was no outstanding borrowing under the 2026 Credit Facility, but the letters of credit reduce the amount available under the 2026 Credit Facility on a dollar-for-dollar basis.

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

We are subject to certain affirmative and negative covenants including financial covenants related to a minimum total fixed charge coverage ratio and a maximum total leverage ratio, each calculated on a trailing four fiscal quarter basis at the end of each fiscal quarter. The 2026 Credit Facility also includes customary events of default. The 2026 Credit Facility contains covenants that restrict, among other things, our ability to sell assets, make investments and acquisitions, incur indebtedness, grant liens, change our lines of business, pay dividends and make certain other restricted payments, each subject to customary exceptions. Failure to do so, unless waived by the Lenders under the 2026 Credit Facility pursuant to its terms would result in an event of default under the 2026 Credit Facility. As of September 30, 2026, we are in compliance with all covenants under the 2026 Credit Facility.

Refer to Note 5, “Credit Facilities” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the 2026 Credit Facility.

Material Cash Requirements

As of September 30, 2026, there were no changes to our material cash requirements from those described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, except for the corporate office lease entered into in June 2026. Refer to Note 11, “Leases” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the corporate office lease.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the nine months ended September 30,
(In thousands)	2026	2025
Net cash provided by (used in) operating activities	$33,283	$(4,187)
Net cash used in investing activities	$(2,767)	$(263)
Net cash (used in) provided by financing activities	$(17,143)	$468

Operating Activities

Our largest source of operating cash is from the sales of our products to our customers. Our primary uses of cash from operating activities are for cost of revenue, selling, general and administrative expenses, marketing expenses and research and development expenses.

Net cash provided by operating activities of $33.3 million for the nine months ended September 30, 2026 was primarily due to net income of $102.0 million and a net increase in cash related to changes in operating assets and liabilities of $2.9 million, offset by non-cash adjustments of $71.6 million. The change in operating assets and liabilities primarily consisted of a $20.1 million decrease in inventory, partially offset by a $11.3 million increase in accounts receivable and a $6.9 million use of cash due to operating lease obligations. Non-cash adjustments primarily consisted of a deferred income tax benefit of $89.4 million, stock-based compensation expense of $8.6 million, amortization of operating Right-of-Use (“ROU”) assets of $4.9 million and depreciation and amortization of $2.0 million. Other non-cash adjustments, primarily consisting of accounts receivable reserves, inventory reserves, donation expense and utilization and write-off of marketing and transportation credits are included in "other" in the accompanying condensed consolidated statements of cash flows.

Net cash used in operating activities of $4.2 million for the nine months ended September 30, 2025 was primarily due to a net decrease in cash related to changes in operating assets and liabilities of $29.4 million, partially offset by non-cash adjustments of $17.3 million and net income of $7.9 million. The change in operating assets and liabilities primarily consisted of a $15.1 million decrease in accounts payable and accrued expenses due to timing of payments, a $10.8 million increase in inventory, a $6.4 million use of cash due to operating lease obligations, and a $0.3 million decrease in deferred revenue, partially offset by a $2.7 million decrease in prepaid expenses and other assets. Non-cash adjustments primarily consisted of stock-based compensation expense of $7.5 million, amortization of operating ROU assets of $5.0 million, and depreciation and amortization of $2.2 million. Other non-cash adjustments, primarily consisting of accounts receivable reserves, inventory reserves, donation expense and utilization and write-off of marketing and transportation credits are included in "other" in the accompanying condensed consolidated statements of cash flows.

Investing Activities

Our primary use of investing cash is property and equipment.

Net cash used in investing activities of $2.8 million and $0.3 million for the nine months ended September 30, 2026, and September 30, 2025, respectively, was due to the purchase of property and equipment.

Financing Activities

Our financing activities primarily consisted of share repurchases, proceeds from sales of securities, proceeds from stock option award exercises and principal payments of financing lease obligations.

Net cash used in financing activities of $17.1 million for the nine months ended September 30, 2026 consisted primarily of $25.1 million of repurchases of common stock and $7.9 million of proceeds from stock option exercises.

Net cash provided by financing activities of $0.5 million for the nine months ended September 30, 2025 consisted primarily of $0.4 million of proceeds from stock option award exercises.

Share Repurchase Program

On February 20, 2026, our Board of Directors approved our first share repurchase program for up to $25.0 million of our outstanding common stock. As of August 6, 2026, the Company had completed the program. On October 30, 2026, our Board of Directors approved a new share repurchase program for up to $30.0 million of our outstanding common stock. Under the program, share repurchases are made at our discretion from time to time in open market or privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the program will depend on a variety of factors, including, without limitation, stock price and trading volume. The share repurchase program does not obligate us to purchase any shares, has no expiration date and may be modified, suspended or terminated at any time. We expect to fund repurchases with a combination of existing cash and cash equivalents and cash flows from operations.

We repurchased approximately 7.2 million shares of common stock at a weighted average share price of $3.47 per share, for an aggregate amount of $25.0 million, during the nine months ended September 30, 2026.

Refer to Note 8, “Stockholders' Equity” and Note 13 “Subsequent Events” included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the share repurchase program.

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

Organic Revenue and Adjusted EBITDA are financial measures that are not required by, or presented in accordance with GAAP. We believe that Organic Revenue and Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provide meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Organic Revenue and Adjusted EBITDA are helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure stated in accordance with GAAP, to Organic Revenue, for each of the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Reconciliation of Revenue to Organic Revenue
Revenue	$84,613	$92,571	$246,015	$283,280
Less revenue from:
Apparel	5,342	10,397	8,456	28,682
Honest.com	—	8,845	—	28,979
Canada	—	752	—	2,764
Organic Revenue	$79,270	$72,577	$237,559	$222,855

The following table presents a reconciliation of net income, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Reconciliation of Net Income to Adjusted EBITDA
Net income	$91,319	$758	$101,964	$7,883
Interest and other (income) expense, net	(763)	(555)	(2,601)	(2,370)
Income tax (benefit) provision	(89,396)	110	(89,284)	195
Depreciation and amortization	677	722	2,021	2,180
Stock-based compensation	3,142	2,399	8,622	7,526
Securities litigation expense	86	45	206	1,203
Executive officer transition expense(1)	—	—	63	1,066
Restructuring-related costs(2)	1,133	—	3,433	—
Payroll tax expense related to stock-based compensation	87	44	265	385
Adjusted EBITDA	$6,285	$3,523	$24,689	$18,068
__________________
(1) For the three and nine months ended September 30, 2026 and 2025 this included Chief Financial Officer transition expenses.
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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and the notes to the audited consolidated financial statements appearing in our Annual Report. During the three and nine months ended September 30, 2026, there were no material changes to our critical accounting estimates from those discussed in our Annual Report.

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

 Interest Rate Risk

We had cash and cash equivalents of $103.0 million as of September 30, 2026, which consisted of short-term, highly liquid investments with stated maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

We are also subject to interest rate risk in connection with our 2026 Credit Facility. See the section titled “Liquidity and Capital Resources—2026 Credit Facility” above. To the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the three and nine months ended September 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended September 30, 2026, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
RISK FACTOR SUMMARY

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report and in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

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
•We are increasingly dependent on information technology and our ability to process data in order to operate and sell our products, and if we (or our third parties) are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; interruptions in our ability to provide our goods and services; exposure to liability; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

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

In addition, while we do not currently have operations in Russia, Ukraine, or the Middle East, due to the impact of the ongoing conflicts in those regions on the global economy, we have experienced and may continue to experience supply chain constraints; inflation in input costs, logistics, manufacturing, and labor costs; volatility in fuel and commodity prices and fluctuations in foreign exchange rates and interest rates, any of which could adversely impact our results of operations. In particular, the raw materials and packaging in our personal care products include petrochemicals, which have experienced and may continue to experience increased prices which may adversely impact our operating expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our stock repurchase activity for the three months ended September 30, 2026 (in thousands, except for price per share) and the approximate dollar value of shares that may yet be purchased pursuant to our authorized share repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of the publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1, 2026 - July 31, 2026	1,414,779	$3.86	1,414,779	$836,327
August 1, 2026 - August 31, 2026	223,869	$3.74	223,869	$—
September 1, 2026 - September 30, 2026	—	$—	—	$—
Total	1,638,648	$3.84
_________________

(1) On February 20, 2026, the Company's Board of Directors approved the Company's first share repurchase program for up to $25.0 million of its outstanding common stock. The repurchase program had no expiration date and may be modified, suspended or terminated at any time. As of August 6, 2026, the Company had completed the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation, as currently in effect (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40378), filed with the SEC on May 11, 2021).

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

The Honest Company, Inc.
Date: November 5, 2026	By:	/s/ Carla Vernón
Carla Vernón Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 5, 2026	By:	/s/ Curtiss Bruce
Curtiss Bruce Executive Vice President, Chief Financial and Operating Officer
(Principal Financial Officer, Operating Officer and Accounting Officer)